Form 10QSB
period 2000-03-31
TMI HOLDING CORP
filed 2000-08-03
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ___________

                        Commission file number : 0-29509

                             TMI Holding Corporation
                 (Exact name of business issuer in its charter)

           Utah                                              82-0520055
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2801 Brandt Avenue, Nampa, Idaho                             83687
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (208)-463-0063                    Fax: (208) 463-7601


--------------------------------------------------------------------------------
                                (Former Address)

The number of shares of common stock outstanding as of March 31, 2000, is 34,841,935.


         Transitional Small Business Disclosure Format. Yes ___, No X .



TMI Holding Corporation
10-QSB (Mar 31, 2000)                                                         1

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     The Consolidated Financial Statements of the Company for the three months ended of March 31, 2000, reviewed by HJ & Associates, certified public accountants.

Item 2. Management's Discussion and Plan of Operation:

Results of Operations:

     Management of Environmental Oil Processing Technology, Inc. (EOPT) focused their activity in the first quarter of year 2000 in developing operating procedures for the oil refining plant, testing the operating parameters of the plant, exploring the adjustments needed for producing diesel and naphtha more efficiently and in general experimenting with the refinery. Management established that the plant will operate at an efficiency level of 85% or above with respect to the percentage of usable product that can be produced from the feed-oil, and established a market for all of the product that the plant will produce. Management is of the opinion that the plant will produce "spec" fuel for road use by vehicles, whereas previously marketing estimates were made on the basis of "off road" fuel which brought a lower price in the market. With the potential of producing "spec" fuel, the revenue projections are substantially higher and Management is changing its operating plan from sale-lease plants to other customers to constructing domestic plants for company operation. Management is currently exploring and developing a detailed business plan incorporating the construction of both domestic company owned plants and leasing plants to international customers.

     Operations in the first quarter resulted in revenues from EOPT (sales of used oil and some production from the plant) in the amount of $386,046 as compared with revenues of $70,090 during the first quarter of 1999. Operating losses by EOPT from the first quarter were $535,045 which when added to the depreciation and amortization losses, brought the total losses of EOPT to $962,045. Management anticipates that the operating results for the second quarter will continue at a loss because of the continued testing and modifications of the plant.

     The engineering subsidiary Project Development Industries, LLC, (PDI) had revenues in the 1st quarter of $1,083,402 with expenses of $1,132,465 with an overall operating loss of $49,063.

     Management anticipates that second quarter revenues for EOPT will be reduced because of storing used oil for refining purposes (rather than selling same) and that expenses will be reduced because of fewer modifications in the plant, more experienced personnel in operating the plant and less training expense. The second quarter revenues for PDI are expected to be less with an approximately same results of operations.

Funding and Capital Resources:

     Management anticipates that additional capital will be required to sustain operations through the 2nd and 3rd quarters which is expected to come from Private Placement investors. By the end of the 3rd quarter Management anticipates that revenues from the sale of refinery product and from the sale/lease of refining plants will generate the revenues for profitable operations and

TMI Holding Corporation
10-QSB (Mar 31, 2000)                                                         2
continued activity of EOPT. Management is presently investigating and negotiating with substantial funding sources to finance the development and fabrication of the refining plants for both domestic company operated operations and the sale/lease of international facilities.

Plan of Operation:

     Management presently plans to pursue the completion of what it believes to be the last modifications of the refining pilot plant in order to commence continuous refining operations and production of product during the 3rd quarter. Concurrently, PDI is presently investigating sites for constructing domestic company owned facilities and Management is continuing negotiations for the sale/lease of facilities in other countries. In addition, the refining capacity of the pilot plant is approximately double the capacity of the present oil collecting facilities, and Management has located sources and is negotiating the purchase of additional used lubricating oil for meeting the requirements of the refining plant.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. None

Item 2.   Changes in Securities. None

Item 3.   Defaults Upon Senior Securities. None

Item 4.   Submission of Matters to a Vote of Security Holders.

     A majority of the shareholders signed a "Written Consent" which was effective July 3, 2000, to amend the Articles of Incorporation of TMI Holding Corporation (a) to change the name to "Environmental Oil Processing Technology Corporation", (b) to increase the authorized capital of the corporation from 100,000,000 shares of no par common stock to 200,000,000 shares of no par common stock, and (c) to effect a forward 2 for 1 common stock split on all issued and outstanding shares of stock.. There were a total of 21,206,009 shares (61%) represented by the Written Consent, and notice of the action was mailed to the remaining shareholders. Articles of Amendment were prepared and executed on July 14, 2000, and have been submitted to the Department of Commerce, Division of Corporations for the State of Utah for filing.

Item 5.   Other Information. None


Item 6.   Exhibits and Reports on form 8-K.

          (a)  No exhibits

          (b)  No Form 8K filings


TMI Holding Corporation
10-QSB (Mar 31, 2000)                                                         3

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TMI Holding Corporation
                                           (Registrant)


Date: July 31, 2000                        By /s/
                                              ---------------------------------
                                              N. Tod Tripple, President and CEO




TMI Holding Corporation
10-QSB (Mar 31, 2000)                                                         4

                             TMI HOLDING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2000 and December 31, 1999

                            INDEPENDENT REVIEW REPORT



To the Board of Directors
TMI Holding Corporation and Subsidiaries
Nampa, Idaho

We have reviewed the accompanying consolidated balance sheet of TMI Holding Corporation and Subsidiaries (a development stage company) as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of TMI Holding Corporation and Subsidiaries (a development stage company) as of December 31, 1999, and the consolidated related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein) and in our report dated March 30, 2000, we expressed an unqualified opinion on those consolidated financial statements.




HJ & Associates, LLC
Salt Lake City, Utah
June 28, 2000

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                                 Balance Sheets


                                     ASSETS

                                                       March 31,    December 31,
                                                         2000           1999
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                              $   296,623    $   193,007
   Trade accounts receivable, less allowance for
     for doubtful accounts of $118,514 and $23,000,
     respectively                                        381,077        404,056
   Inventories                                             6,464          6,464
   Other current assets                                   10,628          9,541
                                                     -----------    -----------

     Total Current Assets                                694,792        613,068
                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT                          2,244,338      2,204,153
Less accumulated depreciation                           (284,424)      (198,954)
                                                     -----------    -----------

     Property, Plant and Equipment, Net                1,959,914      2,005,199
                                                     -----------    -----------

OTHER ASSETS

   Goodwill, net                                       3,196,130      3,284,912
                                                     -----------    -----------

     Total Other Assets                                3,196,130      3,284,912
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 5,850,836    $ 5,903,179
                                                     ===========    ===========

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,      December 31,
                                                       2000             1999
                                                   ------------    ------------
                                                   (Unaudited)
CURRENT LIABILITIES

   Current portion of notes payable                $     46,143    $     45,659
   Accounts payable                                     193,578         256,206
   Accrued expenses                                     556,368         443,654
   Line of credit                                       400,000         400,000
   Notes payable - related parties                    1,438,808         239,838
   Deferred revenue                                        --            21,457
                                                   ------------    ------------

     Total Current Liabilities                        2,634,897       1,406,814
                                                   ------------    ------------

LONG TERM DEBT

   Notes payable - related parties                         --           650,000
   Notes payable                                        101,413          99,407
                                                   ------------    ------------

     Total Long-Term Debt                               101,413         749,407
                                                   ------------    ------------

       Total Liabilities                              2,736,310       2,156,221
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, no par value; 100,000,000
    shares authorized; 34,841,935 shares issued
    and outstanding, respectively                    11,443,277      11,443,277
   Stock subscription receivable                       (400,000)       (400,000)
   Accumulated deficit                               (7,928,751)     (7,296,319)
                                                   ------------    ------------

     Total Stockholders' Equity                       3,114,526       3,746,958
                                                   ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  5,850,836    $  5,903,179
                                                   ============    ============

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

NET SALES                                        $  1,469,448      $     70,090

COST OF GOODS SOLD                                       --              76,457
                                                 ------------      ------------

GROSS MARGIN (DEFICIT)                              1,469,448            (6,367)

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            2,094,510            72,783
                                                 ------------      ------------

LOSS FROM OPERATIONS                                 (625,062)          (79,150)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)

   Interest expense                                   (18,506)             --
   Interest income                                     11,136              --
                                                 ------------      ------------

     Total Other Income (Expense)                      (7,370)             --
                                                 ------------      ------------

INCOME TAX EXPENSE                                       --                --
                                                 ------------      ------------

NET LOSS                                         $   (632,432)     $    (79,150)
                                                 ============      ============

BASIC LOSS PER COMMON SHARE                      $      (0.02)     $      (0.01)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                34,841,935        13,197,688
                                                 ============      ============

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                        Common Stock                   Stock
                                               ------------------------------      Subscription      Accumulated       Stockholders'
                                                  Shares            Amount          Receivable         Deficit            Equity
                                               ------------      ------------      ------------      ------------      ------------

Balance, June 1, 1997                            13,197,688      $  1,858,973      $       --        $       --        $  1,858,973

Net loss for the year ended
 May 31, 1998                                          --                --                --          (1,040,340)       (1,040,340)
                                               ------------      ------------      ------------      ------------      ------------

Balance,
 May 31, 1998                                    13,197,688         1,858,973              --          (1,040,340)          818,633

Forgiveness of note payable
 as contribution of capital                            --             487,077              --                --             487,077

Common stock issued
 for cash                                        14,605,187           372,563              --                --             372,563

Net loss for the year ended
 May 31, 1999                                          --                --                --            (438,797)         (438,797)
                                               ------------      ------------      ------------      ------------      ------------

Balance,
 May 31, 1999                                    27,802,875         2,718,613              --          (1,479,137)        1,239,476

Purchase of subsidiary                            3,500,000         3,500,000              --                --           3,500,000

Common stock issued
 for cash                                         1,202,810         1,029,200          (400,000)             --             629,200

Common stock issued
 for services                                     3,996,064         3,996,064              --                --           3,996,064

Common stock issued
 for debt                                             4,000             4,000              --                --               4,000

Common stock issued
 for equipment                                      212,500           212,500              --                --             212,500

Common stock returned and
 canceled by officer                             (4,676,314)             --                --                --                --

Common stock issued in
 recapitalization                                 2,800,000              --                --                --                --

Stock offering costs                                   --             (17,100)             --                --             (17,100)

Net loss for the
 seven months ended
 December 31, 1999                                     --                --                --          (5,817,182)       (5,817,182)
                                               ------------      ------------      ------------      ------------      ------------

Balances,
 December 31, 1999                               34,841,935        11,443,277          (400,000)       (7,296,319)        3,746,958

Net loss for the three months
 ended March 31, 2000
 (unaudited)                                           --                --                --            (632,432)         (632,432)
                                               ------------      ------------      ------------      ------------      ------------

Balance, March 31, 2000
 (unaudited)                                     34,841,935      $ 11,443,277      $   (400,000)     $ (7,928,751)     $  3,111,526
                                               ============      ============      ============      ============      ============

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                          ---------------------
                                                             2000        1999
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $(632,432)  $(114,687)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                          174,252        --
   Changes in operating assets and liabilities:
     Accounts receivable                                     22,979      (4,000)
     Inventories                                               --       (22,193)
     Other assets                                            (1,087)       --
     Accounts payable and accrued expenses                   28,629      22,874
                                                          ---------   ---------

       Net Cash (Used) by Operating Activities             (407,659)   (118,006)
                                                          ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Capital expenditures                                     (40,185)    (19,124)
                                                          ---------   ---------

       Net Cash Provided (Used) by Investing Activities     (40,185)    (19,124)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings from Company officer                          548,970     158,800
   Payments on long-term debt                                  --         6,648
   Proceeds from long-term debt                               2,490        --
                                                          ---------   ---------

       Net Cash Provided by Financing Activities            551,460     152,152
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                103,616      15,023

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                        193,007      31,044
                                                          ---------   ---------

CASH AND EQUIVALENTS, END OF PERIOD                       $ 296,623   $  46,067
                                                          =========   =========

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                          For the Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                           2000            1999
                                                         -------         -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

   Cash paid for interest                                $18,506         $ --
   Cash paid for taxes                                   $  --           $ --

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH FINANCING ACTIVITIES:

Year ended December 31, 1999:

   The President of the Company forgave a $487,077 note payable to him as a contribution of capital to the Company.

Seven months ended December 31, 1999:

   Purchase of subsidiary for common stock valued at $3,500,000. Common stock issued for debt valued at $4,000. Common stock issued for equipment valued at $212,500.

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.