Form 10QSB
period 2000-06-30
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2000-08-14
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

                        Commission file number : 0-29509

               Environmental Oil Processing Technology Corporation
                       (formerly TMI Holding Corporation)
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

The number of shares of common stock outstanding as of June 30, 2000, is 34,841,935.

Transitional Small Business Disclosure Format. Yes ___, No _X_.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     The Consolidated Financial Statements of the Company for the three months and six months ended of June 30, 2000, reviewed by HJ & Associates, certified public accountants.

Item 2. Management's Discussion and Plan of Operation:

Results of Operations:

     Management of Environmental Oil Processing Technology, Inc. (EOPT) focused their activity in the first and second quarters of year 2000 in developing operating procedures for the oil refining plant, testing the operating parameters of the plant, exploring the adjustments needed for producing diesel and naphtha more efficiently and in general experimenting with the refinery. Management established that the plant will operate at an efficiency level of 85% or above with respect to the percentage of usable product that can be produced from the feed-oil, and established a market for all of the product that the plant will produce. With the potential of producing "spec" fuel, the revenue projections are substantially higher and Management is changing its operating plan from the sale-lease of refining plants to other customers to constructing domestic plants for company operation. Management is developing a detailed business plan incorporating the construction of domestic company owned plants and the leasing plants to international customers.

     Operations in the second quarter resulted in revenues from EOPT (sales of used oil and some production from the plant) in the amount of $167,699. Operating losses by EOPT in the second quarter (including depreciation) were $945,269. Continued testing and fine tuning of the refining plant resulted in reduced revenues and increased costs for modifications of the plant during the second quarter, some of which expenses will continue into the third quarter. Management anticipates that the operating results for the third quarter will continue at a loss because of the continued testing and modifications of the plant and some planned replacement of parts. Continuous operation of the refining plant is projected to begin in September which is expected to increase revenues for the third quarter as a result of selling production from the plant. However, production revenues in the third quarter will not be sufficient to overcome the losses as a result of modifications of the plant.

     The engineering subsidiary Project Development Industries, LLC, (PDI) had revenues in the 2nd quarter of $757,333 with expenses of $730,181 with an operating income of $27,152 when adjusted for other expenses resulted in an operating income of $19,899. Management anticipates that PDI will continue to be profitable in the 3rd quarter. PDI is currently engineering the fabrication of refining plants on skids for modular construction in both domestic and foreign refining plant transactions.

Funding and Capital Resources:

     Management anticipates that additional capital reserves will be required to sustain operations through the 3rd quarter which is expected to come from Private Placement investors. By the end of the 3rd quarter Management anticipates that revenues from the sale of refinery product and from the sale/lease of refining plants will generate the revenues for profitable operations and continued activity of EOPT. Management is presently investigating and negotiating with substantial funding sources to finance the development and fabrication of the refining plants for both domestic company operated operations and the sale/lease of international refining plant facilities.

Plan of Operation:

     Management presently plans to pursue the completion of what it believes to be the last major modifications of the refining pilot plant in order to commence continuous refining operations and production of petroleum products during the 4th quarter. Concurrently, PDI is presently investigating sites for constructing domestic company owned facilities and Management is continuing negotiations for the sale/lease of facilities in other countries. In addition, the refining capacity of the pilot plant is approximately double the capacity of the present oil collecting facilities, and Management has located sources and is negotiating the purchase of additional used lubricating oil for meeting the requirements of the refining plant.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities.

     a. Effective upon filing an amendment to the Articles of Incorporation, on July 25th, 2000, the issued and outstanding shares were split 2 for 1, effectively doubling the number of shares of each shareholder.

     c. On June 30, 2000, the registrant received an additional $125,934 from an existing shareholder Randy Boyce for the purchase of 125,934 "restricted" shares of common stock at the price of $1.00 per share. The transaction was exempt from registration under the provisions of
          Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.

     By written action of a majority of the shareholders effective July 3, 2000, the Articles of Incorporation were amended (i) to change the name of TMI Holding Corporation to Environmental Oil Processing Technology Corporation, (ii) to increase the authorized capital of the Company to 200,000,000 shares of no par common stock, and (iii) to declare a 2 for 1 forward split of the issued and outstanding common stock. The Articles of Amendment were filed with the Secretary of State, Division of Corporations, of the State of Utah on July 25, 2000, and became effective on that date.

Item 6. Exhibits and Reports on form 8-K.

     (a)  Attached  is  the   Articles   of   Amendment   to  the   Articles  of
          Incorporation.

     (b)  No Form 8K filings

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Environmental Oil Processing Technology Corporation
                                      (Formerly TMI Holding Corporation)
                                                (Registrant)


Date: August 12, 2000                By /s/ __________________________
                                     N. Tod Tripple, President and CEO

                             TMI HOLDING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                    TMI HOLDING CORPORATION AND SUBSIDIARIES

                                 Balance Sheets

                                     ASSETS

                                                             June 30,        December 31,
                                                               2000              1999
                                                           -----------       -----------
                                                           (Unaudited)
CURRENT ASSETS
   Cash$                                                       646,292       $   193,007
   Trade accounts receivable, less allowance for
     for doubtful accounts of $118,514 and $23,000,
     respectively                                              409,589           404,056
   Inventories                                                   6,464             6,464
   Other current assets                                         11,547             9,541
                                                           -----------       -----------
     Total Current Assets                                    1,073,892           613,068
                                                           -----------       -----------

PROPERTY, PLANT AND EQUIPMENT                                2,280,476         2,204,153
Less accumulated depreciation                                 (402,579)         (198,954)
                                                           -----------       -----------
     Property, Plant and Equipment, Net                      1,877,897         2,005,199
                                                           -----------       -----------

OTHER ASSETS
   Goodwill, net                                             3,107,258         3,284,912
                                                           -----------       -----------
     Total Other Assets                                      3,107,258         3,284,912
                                                           -----------       -----------
     TOTAL ASSETS                                          $ 6,059,047       $ 5,903,179
                                                           ===========       ===========

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                           Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,       December 31,
                                                      2000             1999
                                                  ------------    ------------
                                                   (Unaudited)
CURRENT LIABILITIES

   Current portion of notes payable               $     39,171    $     45,659
   Accounts payable                                    181,789         256,206
   Accrued expenses                                    540,869         443,654
   Line of credit                                      400,000         400,000
   Notes payable - related parties                   2,221,272         239,838
   Deferred revenue                                       --            21,457
                                                  ------------    ------------
     Total Current Liabilities                       3,383,101       1,406,814
                                                  ------------    ------------

LONG TERM DEBT
   Notes payable - related parties                        --           650,000
   Notes payable                                       101,413          99,407
                                                  ------------    ------------
     Total Long-Term Debt                              101,413         749,407
                                                  ------------    ------------
       Total Liabilities                             3,484,514       2,156,221
                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock, no par value; 100,000,000
    shares authorized; 34,841,935 shares issued
    and outstanding, respectively                   11,443,277      11,443,277
   Stock subscription receivable                          --          (400,000)
   Accumulated deficit                              (8,868,744)     (7,296,319)
                                                  ------------    ------------
     Total Stockholders' Equity                      2,574,533       3,746,958
                                                  ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  6,059,047    $  5,903,179
                                                  ============    ============

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              For the                         For the
                                        Three Months Ended                Six Months Ended
                                              June 30,                        June 30,
                                    ----------------------------    ----------------------------
                                        2000            1999            2000            1999
                                    ------------    ------------    ------------    ------------
NET SALES                           $    925,032    $    402,326    $  2,394,480    $    472,416
COST OF GOODS SOLD                          --              --              --            76,457
                                    ------------    ------------    ------------    ------------
GROSS MARGIN (DEFICIT)                   925,032         402,326       2,394,480         395,959
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES               1,854,291         539,854       3,948,801         612,637
                                    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                    (929,259)       (137,528)     (1,554,321)       (216,678)
                                    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
   Interest expense                      (10,740)         (3,327)        (29,246)         (3,327)
   Interest income                             6             606          11,142             606
                                    ------------    ------------    ------------    ------------
     Total Other Income (Expense)        (10,734)         (2,721)        (18,104)         (2,721)
                                    ------------    ------------    ------------    ------------
INCOME TAX EXPENSE                          --              --              --              --
                                    ------------    ------------    ------------    ------------
NET LOSS                            $   (939,993)   $   (140,249)   $ (1,572,425)   $   (219,399)
                                    ============    ============    ============    ============
BASIC LOSS PER COMMON SHARE         $      (0.03)   $      (0.01)   $      (0.05)   $      (0.01)
                                    ============    ============    ============    ============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                          34,841,935      13,197,688      34,841,935      20,852,156
                                    ============    ============    ============    ============

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                               Stock
                                      Common Stock          Subscription  Accumulated   Stockholders'
                                 Shares         Amount       Receivable     Deficit        Equity
                              -----------    ------------   ------------  -----------   -------------
Balance, June 1, 1997          13,197,688    $  1,858,973    $    --      $      --      $ 1,858,973
Net loss for the year ended
 May 31, 1998                        --              --           --       (1,040,340)    (1,040,340)
                              -----------    ------------    ---------    -----------    -----------
Balance,
 May 31, 1998                  13,197,688       1,858,973         --       (1,040,340)       818,633
Forgiveness of note payable
 as contribution of capital          --           487,077         --             --          487,077
Common stock issued
 for cash                      14,605,187         372,563         --             --          372,563
Net loss for the year ended
 May 31, 1999                        --              --           --         (438,797)      (438,797)
                              -----------    ------------    ---------    -----------    -----------
Balance,
 May 31, 1999                  27,802,875       2,718,613         --       (1,479,137)     1,239,476
Purchase of subsidiary          3,500,000       3,500,000         --             --        3,500,000
Common stock issued
 for cash                       1,202,810       1,029,200     (400,000)          --          629,200
Common stock issued
 for services                   3,996,064       3,996,064         --             --        3,996,064
Common stock issued
 for debt                           4,000           4,000         --             --            4,000
Common stock issued
 for equipment                    212,500         212,500         --             --          212,500
Common stock returned and
 canceled by officer           (4,676,314)           --           --             --             --
Common stock issued in
 recapitalization               2,800,000            --           --             --             --
Stock offering costs                 --           (17,100)        --             --          (17,100)
Net loss for the
 seven months ended
 December 31, 1999                   --              --           --       (5,817,182)    (5,817,182)
                              -----------    ------------    ---------    -----------    -----------
Balances,
 December 31, 1999             34,841,935      11,443,277     (400,000)    (7,296,319)     3,746,958
Performance on stock
 subscription (unaudited)            --              --        400,000           --          400,000
Net loss for the six months
 ended June 30, 2000
 (unaudited)                         --              --           --       (1,572,425)    (1,572,425)
                              -----------    ------------    ---------    -----------    -----------
Balance, June 30, 2000
 (unaudited)                   34,841,935    $ 11,443,277    $    --      $(8,868,744)   $ 2,574,533
                              ===========    ============    =========    ===========    ===========

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the                     For the
                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                          ------------------------    ------------------------
                                                             2000           1999          2000          1999
                                                          -----------    ---------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $  (939,993)   $(140,249)   $(1,572,425)   $(219,399)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                            207,027        6,423        381,279        6,423
   Changes in operating assets and liabilities:
     Accounts receivable                                      (28,512)      (2,467)        (5,533)      (6,467)
     Inventories                                                 --         20,010           --         (2,183)
     Other assets                                                (919)      (1,138)        (2,006)      (1,138)
     Accounts payable and accrued expenses                    (27,288)     (11,158)         1,341       11,716
                                                          -----------    ---------    -----------    ---------
       Net Cash (Used) by Operating Activities               (789,685)    (128,579)    (1,197,344)    (211,048)
                                                          -----------    ---------    -----------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Capital expenditures                                       (36,138)      (3,775)       (76,323)     (22,899)
                                                          -----------    ---------    -----------    ---------
       Net Cash Provided (Used) by Investing Activities       (36,138)      (3,775)       (76,323)     (22,899)
                                                          -----------    ---------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from Company officer                            782,464         --        1,331,434      158,800
   Payments on long-term debt                                  (6,972)     (17,837)        (4,482)     (24,485)
   Proceeds from sale of common stock                         400,000      429,820        400,000      429,820
                                                          -----------    ---------    -----------    ---------
       Net Cash Provided by Financing Activities            1,175,492      411,983      1,726,952      564,135
                                                          -----------    ---------    -----------    ---------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                  349,669      279,629        453,285      330,188
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                          296,623       81,603        193,007       31,044
                                                          -----------    ---------    -----------    ---------
CASH AND EQUIVALENTS, END OF PERIOD                       $   646,292    $ 361,232    $   646,292    $ 361,232
                                                          ===========    =========    ===========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid for interest                                 $    10,740    $     933    $    29,246    $   1,866
   Cash paid for taxes                                    $      --      $    --      $      --      $    --


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

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.