Form 10QSB/A
period 2000-06-30
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2000-11-03
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amended Form 10-QSB

(Mark One)

   [X]    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000.

   [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

     The corrected Consolidated Financial Statements of the Company for the three months and six months ended of June 30, 2000, reviewed by HJ & Associates, certified public accountants.

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


                             Environmental Oil Processing Technology Corporation
                                     (Formerly TMI Holding Corporation)
                                                (Registrant)


     Date: October 31,  2000                 By /s/
                                                ------------------------------
                                             N. Tod Tripple, President and CEO

                             TMI HOLDING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                                 Balance Sheets


                                     ASSETS

                                                           June 30,        December 31,
                                                             2000              1999
                                                         -----------       -----------
                                                         (Unaudited)
CURRENT ASSETS

   Cash                                                  $   646,292       $   193,007
   Trade accounts receivable, less allowance for
     for doubtful accounts of $118,514 and $23,000,
     respectively                                            409,589           404,056
   Inventories                                                 6,464             6,464
   Other current assets                                       11,547             9,541
                                                         -----------       -----------

     Total Current Assets                                  1,073,892           613,068
                                                         -----------       -----------

PROPERTY, PLANT AND EQUIPMENT                              2,280,476         2,204,153
Less accumulated depreciation                               (402,579)         (198,954)
                                                         -----------       -----------

     Property, Plant and Equipment, Net                    1,877,897         2,005,199
                                                         -----------       -----------

OTHER ASSETS

   Goodwill, net                                           3,107,258         3,284,912
                                                         -----------       -----------

     Total Other Assets                                    3,107,258         3,284,912
                                                         -----------       -----------

     TOTAL ASSETS                                        $ 6,059,047       $ 5,903,179
                                                         ===========       ===========

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                           Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,         December 31,
                                                          2000               1999
                                                      ------------       ------------
                                                      (Unaudited)
CURRENT LIABILITIES

   Current portion of notes payable                   $     39,171       $     45,659
   Accounts payable                                        181,789            256,206
   Accrued expenses                                        533,374            443,654
   Line of credit                                          400,000            400,000
   Notes payable - related parties                         836,338            239,838
   Deferred revenue                                           --               21,457
                                                      ------------       ------------

     Total Current Liabilities                           1,990,672          1,406,814
                                                      ------------       ------------

LONG TERM DEBT

   Notes payable - related parties                            --              650,000
   Notes payable                                           101,413             99,407
                                                      ------------       ------------

     Total Long-Term Debt                                  101,413            749,407
                                                      ------------       ------------

       Total Liabilities                                 2,092,085          2,156,221
                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, no par value; 100,000,000
    shares authorized; 35,730,058 and 34,841,935
    shares issued and outstanding, respectively         12,497,277         11,443,277
   Stock subscription receivable                           (69,066)          (400,000)
   Accumulated deficit                                  (8,461,249)        (7,296,319)
                                                      ------------       ------------

     Total Stockholders' Equity                          3,966,962          3,746,958
                                                      ------------       ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  6,059,047       $  5,903,179
                                                      ============       ============

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   For the                             For the
                                              Three Months Ended                   Six Months Ended
                                                   June 30,                             June 30,
                                       -------------------------------       -------------------------------
                                           2000               1999               2000               1999
                                       ------------       ------------       ------------       ------------
NET SALES                              $    923,814       $    402,326       $  2,393,262       $    472,416

COST OF GOODS SOLD                             --                 --                 --               76,457
                                       ------------       ------------       ------------       ------------
GROSS MARGIN (DEFICIT)                      923,814            402,326          2,393,262            395,959

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 1,445,582            539,854          3,540,092            612,637
                                       ------------       ------------       ------------       ------------
LOSS FROM OPERATIONS                       (521,768)          (137,528)        (1,146,830)          (216,678)
                                       ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
   Interest expense                         (10,740)            (3,327)           (29,246)            (3,327)
   Interest income                               10                606             11,146                606
                                       ------------       ------------       ------------       ------------

     Total Other Income (Expense)           (10,730)            (2,721)           (18,100)            (2,721)
                                       ------------       ------------       ------------       ------------

INCOME TAX EXPENSE                             --                 --                 --                 --
                                       ------------       ------------       ------------       ------------

NET LOSS                               $   (532,498)      $    140,249)      $ (1,164,930)      $   (219,399)
                                       ============       ============       ============       ============

BASIC LOSS PER COMMON SHARE            $      (0.03)      $      (0.01)      $      (0.05)      $      (0.01)
                                       ============       ============       ============       ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                             34,841,935         13,197,688         34,841,935         20,852,156
                                       ============       ============       ============       ============

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                           Common Stock                    Stock
                                  -------------------------------       Subscription       Accumulated        Stockholders'
                                     Shares             Amount           Receivable          Deficit             Equity
                                  ------------       ------------       ------------       ------------       ------------
Balance, June 1, 1997               13,197,688       $  1,858,973       $       --         $       --         $  1,858,973

Net loss for the year ended
  May 31, 1998                            --                 --                 --           (1,040,340)        (1,040,340)
                                  ------------       ------------       ------------       ------------       ------------

Balance,
  May 31, 1998                      13,197,688          1,858,973               --           (1,040,340)           818,633

Forgiveness of note payable
  as contribution of capital              --              487,077               --                 --              487,077

Common stock issued
  for cash                          14,605,187            372,563               --                 --              372,563

Net loss for the year ended
  May 31, 1999                            --                 --                 --             (438,797)          (438,797)
                                  ------------       ------------       ------------       ------------       ------------

Balance,
  May 31, 1999                      27,802,875          2,718,613               --           (1,479,137)         1,239,476

Purchase of subsidiary               3,500,000          3,500,000               --                 --            3,500,000

Common stock issued
  for cash                           1,202,810          1,029,200           (400,000)              --              629,200

Common stock issued
  for services                       3,996,064          3,996,064               --                 --            3,996,064

Common stock issued
  for debt                               4,000              4,000               --                 --                4,000

Common stock issued
  for equipment                        212,500            212,500               --                 --              212,500

Common stock returned and
  canceled by officer               (4,676,314)              --                 --                 --                 --

Common stock issued in
  recapitalization                   2,800,000               --                 --                 --                 --

Stock offering costs                      --              (17,100)              --                 --              (17,100)

Net loss for the
  seven months ended
  December 31, 1999                       --                 --                 --           (5,817,182)        (5,817,182)
                                  ------------       ------------       ------------       ------------       ------------

Balances,
  December 31, 1999                 34,841,935       $ 11,443,277       $   (400,000)      $ (7,296,319)      $  3,746,958
                                  ------------       ------------       ------------       ------------       ------------

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)


                                           Common Stock                    Stock
                                  -------------------------------       Subscription       Accumulated        Stockholders'
                                     Shares             Amount           Receivable           Deficit            Equity
                                  ------------       ------------       ------------       ------------       ------------
Balances,
 December 31, 1999                  34,841,935       $ 11,443,277       $   (400,000)      $ (7,296,319)      $  3,746,958

Performance on stock
 subscription (unaudited)                 --                 --              400,000               --              400,000

Fractional shares issued
 (unaudited)                                58               --                 --                 --                 --

Common stock issued for
 cash (unaudited)                      888,065            888,065            (69,066)              --              818,999

Forgiveness of note payable
 as contribution of capital               --              165,935               --                 --              165,935

Net loss for the six months
 ended June 30, 2000
 (unaudited)                              --                 --                 --           (1,164,930)        (1,164,930)
                                  ------------       ------------       ------------       ------------       ------------

Balance, June 30, 2000
 (unaudited)                        35,730,058       $ 12,497,277       $    (69,066)      $ (8,461,249)      $  3,966,962
                                  ============       ============       ============       ============       ============

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        For the                            For the
                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                             -----------------------------       -----------------------------
                                                                 2000              1999              2000              1999
                                                             -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                  $  (532,498)      $  (140,249)      $(1,164,930)      $  (219,399)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                               207,027             6,423           381,279             6,423
   Changes in operating assets and liabilities:
     Accounts receivable                                         (28,512)           (2,467)           (5,533)           (6,467)
     Inventories                                                    --              20,010              --              (2,183)
     Other assets                                                   (919)           (1,138)           (2,006)           (1,138)
     Accounts payable and accrued expenses                       (34,783)          (11,158)           (6,154)           11,716
                                                             -----------       -----------       -----------       -----------

       Net Cash (Used) by Operating Activities                  (389,685)         (128,579)         (797,344)         (211,048)
                                                             -----------       -----------       -----------       -----------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Capital expenditures                                          (36,138)           (3,775)          (76,323)          (22,899)
                                                             -----------       -----------       -----------       -----------

       Net Cash Provided (Used) by Investing Activities          (36,138)           (3,775)          (76,323)          (22,899)
                                                             -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings from Company officer                               121,530              --             670,500           158,800
   Payments on long-term debt                                     (6,972)          (17,837)           (4,482)          (24,485)
   Proceeds from sale of common stock                            660,934           429,820           660,934           429,820
                                                             -----------       -----------       -----------       -----------

       Net Cash Provided by Financing Activities                 775,492           411,983         1,326,952           564,135
                                                             -----------       -----------       -----------       -----------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                     349,669           279,629           453,285           330,188

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                             296,623            81,603           193,007            31,044
                                                             -----------       -----------       -----------       -----------

CASH AND EQUIVALENTS, END OF PERIOD                          $   646,292       $   361,232       $   646,292       $   361,232
                                                             ===========       ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

   Cash paid for interest                                    $    10,740       $       933       $    29,246       $     1,866
   Cash paid for taxes                                       $      --         $      --         $      --         $      --

                    TMI HOLDING CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                        For the                            For the
                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                             -----------------------------       -----------------------------
                                                                 2000              1999              2000              1999
                                                             -----------       -----------       -----------       -----------

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH FINANCING ACTIVITIES:

Six Months ended June 30, 2000:

     The president of the Company forgave a $165,935 note payable to him as a contribution of capital to the Company.

     Common stock issued for stock subscription receivable, valued at $69,066.

     Note payable - related party converted to common stock, valued at $158,065.

     Note payable - related party converted to pay for stock subscription receivable, valued at $400,000.

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