Form 10QSB
period 2000-09-30
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2000-11-14
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
   [ X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000.

   [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ___________

                        Commission file number : 0-29509

               Environmental Oil Processing Technology Corporation
                       (formerly TMI Holding Corporation)
--------------------------------------------------------------------------------
                 (Exact name of business issuer in its charter)

     Utah                                                    82-0520055
--------------------------------------------------------------------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2801 Brandt Avenue, Nampa, Idaho                             83687
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:     (208)-463-0063                Fax:(208) 463-7601
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                (Former Address)

The number of shares of common stock outstanding as of September 30, 2000, is 71,910,116.


                  Transitional Small Business Disclosure Format. Yes ___, No X.





                                              TMI Holding Corporation
10-QSB (Sept.30, 2000)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     The Consolidated Financial Statements of the Company for the three months and nine months ended of September 30, 2000, reviewed by HJ & Associates, certified public accountants.

Item 2. Management's Discussion and Plan of Operation:

     Management of Environmental Oil Processing Technology, Inc. (EOPT) focused their activity in the first three quarters of year 2000 in developing operating procedures for the oil refining plant, testing the operating parameters of the plant, exploring the adjustments needed for producing diesel and naphtha more efficiently and in general experimenting with the refinery. Management has established that the plant will operate at an efficiency level of 85% or above with respect to the percentage of usable product that can be produced from the feed-oil, and has established a market for all of the product that the plant will produce. With the potential of producing "spec" fuel, the revenue projections are substantially higher and Management is changing its operating plan from the sale-lease of refining plants to other customers to constructing domestic plants for company operation. Management is developing a detailed business plan incorporating the construction of domestic company owned plants and the leasing plants to international customers.

Changes in Financial Condition:

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein for September 30, 2000, and December 31, 1999.

     The balance of current assets at September 30, 2000, was $883,835 compared to a balance of $613,068 at December 31, 1999. The balance of current liabilities was $2,279,379 and 1,406,814 for the same periods respectively. The resulting current ratio at September 30 is .3:1. The current ratio at December 31, 1999, was .4:1.

     The increase of current assets at September 30, 2000, over December 31, 1999, is due primarily to the increase in cash from $193,007 to 609,663 an increase of $416,656 or 316%.

     The increase in current assets at September 30, 2000, over December 31, 1999, also included a decrease in accounts receivable from $404,056 at December 31, 1999, to $251,879 at September 30, 2000.

     The balance of current liabilities at September 30, 2000, is $2,279,379 and at December 31, 1999, is $1,406,814. The increase of $872,565 or 62% is due primarily to an increase in the notes payable to related parties of 217,000 and $650,000 of notes payable to related parties which were reclassified from long-term to current.

     At September 30, 2000, the Company had insufficient cash flow from operations to meet its current cash obligations.




TMI Holding Corporation
10-QSB (Sept.30, 2000)

Results of Operations.

For the nine months ended September 30, 2000, and September 1999.

     Sales for the nine months ended September 30, 2000, were 3,074,173 compared to $618,671 for the same period in 1999, resulting in an increase of $2,455,502 or 497%.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expenses for the nine months ended September 30, 2000, were $596, 225. Selling, general and administrative expenses were $5,130,987 or 167% of sales for the nine months ended September 30, 2000, and $6,219,543 or 1005% of sales for the same period in 1999, resulting in a decrease of $1,088,556 or 18%. The decrease is due primarily to the increase in sales.

For the three months ended September 30, 2000, and September 30, 1999.

     Sales for the three months ended September 30, 2000, were $680,911 compared to $146,255 for the same period in 1999, resulting in an increase of $534,656 or 366%.

     Operating expenses include primarily depreciation and amortization expenses and general and administrative expenses. Selling, general and administrative expenses were $1,590,895 or 234% of sales for the three months ended September 30, 2000, and $5,606,926 or 3834% of sales for the same period in 1999.

Funding and Capital Resources:

     Management presently anticipates that revenues from the sale of refinery product and from the licensing of refining plants will generate the revenues for profitable operations and continued activity of EOPT. Management has consummated an alliance with Emerson Electric as reported by Form 8K filed November 3, 2000, (see Item 6 herein) to construct on skids the refining plants, and to finance up to 80% of the cost of the development and fabrication of the refining plants for both domestic company operated operations and the lease of international refining plant facilities.

Plan of Operation:

     Management presently plans to pursue the completion of what it believes to be the last major modifications of the pilot refining plant to enable continuous refining operations and production of petroleum products during the 4th quarter. Concurrently, PDI is presently investigating sites for constructing domestic company owned facilities and Management is continuing negotiations for the lease of facilities in other countries. In addition, the refining capacity of the pilot plant is approximately double the capacity of the present oil collecting facilities, and Management has located sources and is negotiating the purchase of additional used lubricating oil for meeting the requirements of the refining plant.




TMI Holding Corporation
10-QSB (Sept.30, 2000)

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities.

     a. Effective upon filing an amendment to the Articles of Incorporation, on July 25th, 2000, the issued and outstanding shares were split 2 for 1, effectively doubling the number of shares of each shareholder.

     b. In an offering to accredited investors under the provisions of Rule 506 of Regulation D, from July 31 to September 26, 2000, the Company sold and issued to six investors 330,000 shares of common stock for the cash consideration of $300,000 and warrants for 25,250 shares of common stock exercisable within two years at the price of $6.25 per share.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.
     As reported in the June 30, 2000, 10QSB by written action of a majority of the shareholders effective July 3, 2000, the Articles of Incorporation were amended (i) to change the name of TMI Holding Corporation to Environmental Oil Processing Technology Corporation, (ii) to increase the authorized capital of the Company to 200,000,000 shares of no par common stock, and (iii) to declare a 2 for 1 forward split of the issued and outstanding common stock. The Articles of Amendment were filed with the Secretary of State, Division of Corporations, of the State of Utah on July 25, 2000, and became effective on that date. A copy of the Amended Articles of Incorporation was filed as an exhibit to the June 30, 2000, 10QSB.

Item 6. Exhibits and Reports on form 8-K.

        On November 3, 2000, 8K was filed with the following information:

                  Item 5.           Other Events:
On Friday, October 27, 2000, Environmental Oil Processing Technology Corporation signed an Alliance Agreement with Emerson Performance Solutions/PC & E, Inc. of Emerson Electric Co. under the terms of which EOPT agrees to purchase products and services offered through the Alliance on a sole source basis for a period of not less than three years. Emerson agrees (i) to fabricate on skids all of the refining plants needed by EOPT at an agreed price, (ii) to provide corporate and site support on a worldwide basis as EOPT requires on a 24/7 basis, and (iii) to use its best efforts to finance or cause the financing of at least 80% of each operating plant (including tank farm, rolling stock, feed stock inventory, site preparation, skid mounted refining plant, and finished product inventory). The Alliance gives EOPT cost effective access to the many products manufactured by Emerson Electric, including Fisher-Rosemont valves, instruments, and control systems. The Alliance is terminable by either party at will. The Alliance was finalized after several meetings through the principal efforts of Jon Bowling, director of Business Development MIV of Emerson Performance Solutions, along with principals of several subsidiaries of Emerson Electric, and Mr. N. Tod Tripple, president and CEO, and the staff at EOPT.




TMI Holding Corporation
10-QSB (Sept.30, 2000)

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Environmental Oil Processing Technology Corporation
                                  (Formerly TMI Holding Corporation)
                                           (Registrant)


         Date: November 13,  2000            By__________/s/____________________
                                               N. Tod Tripple, President and CEO




TMI Holding Corporation
10-QSB (Sept.30, 2000)

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                       (Formerly TMI Holding Corporation)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                       (Formerly TMI Holding Corporation)
                                 Balance Sheets


                                     ASSETS

                                                    September 30,   December 31,
                                                       2000             1999
                                                    ------------    ------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash ..........................................   $   609,663    $   193,007
   Trade accounts receivable, less allowance for
     for doubtful accounts of $22,358 and $10,000,
     respectively ................................       251,879        404,056
   Inventories ...................................        10,499          6,464
   Other current assets ..........................        11,794          9,541
                                                     -----------    -----------

     Total Current Assets ........................       883,835        613,068
                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT ....................     2,337,181      2,204,153
Less accumulated depreciation ....................      (528,653)      (198,954)
                                                     -----------    -----------

     Property, Plant and Equipment, Net ..........     1,808,528      2,005,199
                                                     -----------    -----------

OTHER ASSETS

   Goodwill, net .................................     3,018,386      3,284,912
                                                     -----------    -----------

     Total Other Assets ..........................     3,018,386      3,284,912
                                                     -----------    -----------

     TOTAL ASSETS ................................   $ 5,710,749    $ 5,903,179
                                                     ===========    ===========

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                       (Formerly TMI Holding Corporation)
                           Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                       2000            1999
                                                   ------------     ------------
                                                    (Unaudited)
CURRENT LIABILITIES

   Current portion of notes payable ............   $     38,109    $     45,659
   Accounts payable ............................        175,696         256,206
   Accrued expenses ............................        558,736         443,654
   Line of credit ..............................        400,000         400,000
   Notes payable - related parties .............      1,106,838         239,838
   Deferred revenue ............................           --            21,457
                                                   ------------    ------------

     Total Current Liabilities .................      2,279,379       1,406,814
                                                   ------------    ------------

LONG TERM DEBT

   Notes payable - related parties .............           --           650,000
   Notes payable ...............................         97,993          99,407
                                                   ------------    ------------

     Total Long-Term Debt ......................         97,993         749,407
                                                   ------------    ------------

       Total Liabilities .......................      2,377,372       2,156,221
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, no par value; 200,000,000
    shares authorized; 71,910,116 and 69,683,870
    shares issued and outstanding, respectively      12,713,211      11,443,277
   Stock subscription receivable ...............           --          (400,000)
   Accumulated deficit .........................     (9,379,834)     (7,296,319)
                                                   ------------    ------------

     Total Stockholders' Equity ................      3,333,377       3,746,958
                                                   ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  5,710,749    $  5,903,179
                                                   ============    ============

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                       (Formerly TMI Holding Corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               For the                          For the
                                          Three Months Ended               Nine Months Ended
                                             September 30,                    September 30,
                                    ------------------------------------------------------------
                                         2000            1999           2000             1999
                                    ------------    ------------    ------------    ------------

NET SALES                           $    680,911    $    146,255    $  3,074,173    $    618,671

COST OF GOODS SOLD                          --              --              --            76,457
                                    ------------    ------------    ------------    ------------

GROSS MARGIN                             680,911         146,255       3,074,173         542,214

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES               1,590,895       5,606,906       5,130,987       6,219,543
                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                    (909,984)     (5,460,651)     (2,056,814)     (5,677,329)
                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest expense                      (14,623)         (2,801)        (43,869)         (6,128)
   Interest income                         6,022          10,719          17,168          11,325
                                    ------------    ------------    ------------    ------------

     Total Other Income (Expense)         (8,601)          7,918         (26,701)          5,197
                                    ------------    ------------    ------------    ------------

INCOME TAX EXPENSE                          --              --              --              --
                                    ------------    ------------    ------------    ------------

NET LOSS                            $   (918,585)   $ (5,452,733) $   (2,083,515) $   (5,672,132)
                                    ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE         $      (0.01)   $      (0.18) $        (0.03) $        (0.18)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                          70,518,670      30,750,424      70,518,670      30,750,424
                                    ============    ============    ============    ============

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                       (Formerly TMI Holding Corporation)
                 Consolidated Statements of Stockholders' Equity



                                                               Stock
                                       Common Stock         Subscription    Accumulated  Stockholders'
                                 Shares           Amount     Receivable       Deficit        Equity
                               -----------   ------------   -------------   -----------  --------------
Balance,
 May 31, 1999                   55,605,750   $  2,718,613   $       --     $ (1,479,137) $   1,239,476

Purchase of subsidiary           7,000,000      3,500,000           --             --        3,500,000

Common stock issued
 for cash                        2,405,620      1,029,200       (400,000)          --          629,200

Common stock issued
 for services                    7,992,128      3,996,064           --             --        3,996,064

Common stock issued
 for debt                            8,000          4,000           --             --            4,000

Common stock issued
 for equipment                     425,000        212,500           --             --          212,500

Common stock returned and
 canceled by officer            (9,352,628)          --             --             --             --

Common stock issued in
 recapitalization                5,600,000           --             --             --             --

Stock offering costs                  --          (17,100)          --             --          (17,100)

Net loss for the
 seven months ended
 December 31, 1999                    --             --             --       (5,817,182)    (5,817,182)

Balance,
 December 31, 1999              69,683,870     11,443,277       (400,000)    (7,296,319)     3,746,958

Performance on stock
 subscription (unaudited)             --             --          400,000           --          400,000

Fractional shares issued
 (unaudited)                           116           --             --             --             --

Common stock issued for
 cash (unaudited)                2,226,130      1,103,999           --             --        1,103,999

Forgiveness of note payable
 as contribution of capital           --          165,935           --             --          165,935

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                          --             --             --       (2,083,515)    (2,083,515)
                              ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2000
 (unaudited)                    71,910,116   $ 12,713,211   $       --     $ (9,379,834) $   3,333,377
                              ============   ============   ============   ============   ============

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                       (Formerly TMI Holding Corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     For the
                                                                Nine Months Ended
                                                                   September 30,
                                                          --------------------------
                                                              2000           1999
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(2,083,515)   $(5,672,132)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                            596,225        276,435
     Subscription receivable                                     --         (400,000)
     Common stock issued for services                            --        3,996,064
   Changes in operating assets and liabilities:
     Accounts receivable                                      152,177        (29,405)
     Inventories                                               (4,035)           529
     Other assets                                              (2,253)          --
     Accounts payable and accrued expenses                     13,115        262,585
                                                          -----------    -----------

       Net Cash (Used) by Operating Activities             (1,328,286)    (1,565,924)
                                                          -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Capital expenditures                                      (133,028)        (7,800)
                                                          -----------    -----------

       Net Cash Provided (Used) by Investing Activities      (133,028)        (7,800)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings from Company officer                            797,435        278,929
   Payments on long-term debt                                 (23,464)       (42,322)
   Proceeds from sale of common stock                       1,103,999      1,404,763
   Proceeds from long-term debt                                  --          493,513
                                                          -----------    -----------

       Net Cash Provided by Financing Activities            1,877,970      2,134,883
                                                          -----------    -----------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                  416,656        561,159

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                          193,007         31,044
                                                          -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                       $   609,663    $   592,203
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

   Cash paid for interest                                 $    43,869    $     2,799


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                       (Formerly TMI Holding Corporation)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURE OF
 NON-CASH FINANCING ACTIVITIES:

Nine Months ended September 30, 2000:

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                       (Formerly TMI Holding Corporation)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 - MATERIAL EVENTS

     On July 25, 2000, the Company's Articles of Incorporation were amended to increase its authorized shares from 100,000,000 to 200,000,000 of no par value stock. Simultaneously, the outstanding shares of common stock were forward split on a 2 shares for 1 share basis. All references to common stock have been retroactively restated. Additionally, the Company changed its name from TMI Holding Corporation to Environmental Oil Processing Technology Corporation.