Form 10KSB
period 2000-12-31
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2001-03-30
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                        Commission file number : 0-29509

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
                 (Exact name of business issuer in its charter)

         UTAH                                                   82-0520055
--------------------------------------------------------------------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

2801 Brandt Avenue, Nampa, Idaho                                   83687
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:          (208)-463-0063    Fax:     (208)463-7601
                                    --------------            --------------

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class           Name of each exchange on which registered


--------------------------------      ------------------------------------------

--------------------------------      ------------------------------------------

Securities registered under 12(g) of the Exchange Act:
                            Common Stock no par value
--------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
                                                             Yes _X_,  No ___,
and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes _X_,  No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $3,716,927. -

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The aggregate market value of equity held by non-affiliates on March 5, 2001, at the price of $0.56 per share was $24,446,575.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuers's classes of common equity, as of the latest practicable date. December 31, 2000 , 72,020,116 shares of no par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated; (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format.  Yes ___, No _X_.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

History and Business Development.

     Environmental Oil Processing Technology Corporation (EVOP) is a Utah corporation with an Idaho subsidiary corporation Environmental Oil Processing Technology, Inc., with offices of both corporations and its pilot plant located at 2801 Brandt Avenue, Nampa, Idaho 83687. The location is approximately 16 miles West of Boise, Idaho. The primary business of the Company is to design, fabricate and market processing plants that will re-refine waste lubricating oil into petroleum products naphtha (gasoline) and diesel for fuel to power motors, and residuum to be used in asphalt products and as burner fuel. The on site pilot plant started test operations in December of 1999 and is presently refining used motor lubricating oil as designed. Management intends to operate the present processing plant as a pilot project, and to fabricate and operate additional plants as Company owned plants nationally and internationally. Ancillary to the Nampa processing plant and in order to develop a feed source of used lubricating oil, the Company, and its predecessors, have developed a used lubricating oil gathering and collecting system which it has been operating since 1994.

     Management's intent and the design of the processing plant is to produce useful petroleum based products from used motor lubricating oil that is now considered an environmental problem in most parts of the developed world. In addition to eliminating any environmental hazard from the accumulation and processing of used lubricating oil the resulting petroleum products will (a) fuel diesel and gasoline engines, (b) provide burner fuel to generate heat for many applications including the production of electrical energy in co-generating systems, and (c) add usable ingredients to different asphalt applications. Management intends to fabricate and operate refining plants and co-generating plants located in both the continental United States and in foreign countries where there is access to used lubricating oil. To assist in the fabrication and installation of new plants, the Company acquired Project Development Industries, L.L.C., ("PDI") a project development firm located in Denver, Colorado, who is internationally known for their expertise in the gasoline production and refining industries. (See "Development Subsidiary: Project Development Industries, LLC ("PDI") page 5). The Company has been approached by several continental and international firms who have expressed interest in having a processing plant in their locality to manage the used lubricating oil surpluses and to provide petroleum products and electrical power in their locality. Notwithstanding the intent to continue making improvements in the processing plant, as a research-pilot facility, Management believes the plant is commercially operational for processing used lubricating oil and for refining diesel, naphtha, and residuum asphalt products.

     History of Business: EOPT's initial predecessor in business, Environmental Oil Services Company, LLC, was organized and financed in 1994 for the purpose of
(i) locating in Southwestern Idaho a processing plant for processing used lubricating oil, and (ii) establishing a gathering system to generate the used oil feed for such a plant, with the intent of re-refining the used lubricating oil into marketable petroleum products. In 1994 the said predecessor company (i) purchased four vacuum tank trucks, installed a tank farm to contain, separate and circulate the used oil and began gathering used oil throughout southern Idaho, eastern Oregon and eastern Washington, and (ii) purchased a processing plant from a manufacturing company in the East, which was installed at the present location. Notwithstanding several weeks of continuous efforts by the manufacturer and the predecessor company, the plant was unable to perform according to the manufacturer's claims, and, after months of effort and experimentation, and evaluation by petroleum engineers, the refining plant was demolished and removed. While considering alternatives for a processing plant, and in order to maintain its sources for used lubricating oil, the predecessor company continued the waste oil gathering business, and marketed the oil to local and coastal used-oil consumers, even though operating at a loss.

     In early 1995 the predecessor company retained Jacobs Engineering Group in Denver, Colorado, to design and develop a plant to process and re-refine used lubricating oil into petroleum products. Following Jacob's design and subsequent "on site" construction inspections, the predecessor company constructed the presently existing processing plant compliant with all EPA and other governmental regulations. The plant conducted initial test runs in April and May of 1997, and established that the production of naphtha, diesel and other by-products was feasible. After evaluating the estimated cost of completing and implementing the post-refinement process equipment for producing diesel fuel meeting road specifications, along with the market potential at that time, the then current management elected to discontinue the completion of the plant.

     In December of 1997, the predecessor company Environmental Oil Services, Inc., ("EOS") organized and owned by Mr. N. Tod Tripple, acquired all of the existing business of Environmental Oil Services Company, LLC, with the issuance of its stock. During the calendar year 1998, EOS continued the business activities of the predecessor Environmental Oil Services Company, including the gathering of used lubricating oil and the handling of related hazardous waste materials, and continued the evaluation of the processing plant with the intent of producing marketable petroleum products. In March of 1999 EOS merged with EOPT, (also principally owned by N. Tod Tripple) the Company, that is presently operating the business and completing the processing plant.

     Presently the processing plant is a fully "permitted plant" meeting all the requirements of the EPA and all Federal and Sate air quality requirements and all other governmental agencies. The final operating procedures are under the supervision of Project Development Industries, L.L.C., a wholly owned subsidiary of the Company ("PDI").

     Description of Current Business. With respect to the Nampa research and pilot plant, the Company currently continues to gather used lubricating oil, and has expanded the gathering to include used oil filters, collecting waste water for treatment, and collecting antifreeze for recycling through other processors. The gathering system operates in the geographical areas commonly known as southwestern and southeastern Idaho, the tri-cities area of eastern Washington, and eastern Oregon. Presently the Company gathers in excess of 2,300,000 gallons of used-oil annually, and maintains in storage in excess of 800,000 gallons of waste oil for inventory of feed fuel for the anticipated operation of the processing plant. The used oil that is gathered is cleaned, dewatered, and prepared as plant feed oil. Any residual oil not used as feed oil, or residual oil that is not processed by the plant is resold to customers who are able to burn clean used-oil, namely asphalt manufacturing plants and other remote construction products manufacturers who require heat in their production processes, and some fuel has been marketed to western coastal areas for use as bunker fuel in the ocean shipping industry. The Company is now marketing the products from the plant operation, including naphtha, diesel oil, and residuum. In October of 1999, the Company completed the installation of a reconditioned water cleaning plant to purify the water from the processing plant operation, as well as other contaminated water collected from customers for treatment. The treated water is then of a quality acceptable for introduction into the local sewer system.

     Management considers the plant operational, and is presently experimenting with the optimal operating conditions and volume. The plant is designed to refine in excess of 5,000,000 gallons of used-oil annually, and to produce in excess of 3,500,000 gallons of naphtha, diesel and residuum (burner) fuels. The plant uses the non liquid gasses that are produced in the process of refining for the purposes of generating the heat required in operating the processing plant. In the event and at such time as the processing plant is operational, the Company will commence expanding its gathering system and enter into arrangements to acquire used motor lubricating oil from other commercial gatherers. Management is of the present opinion that it will be able to acquire the additional feed oil necessary to operate the processing plant on a full time basis, which is approximately eleven months out of the year.

     On a larger scale the Company is negotiating for and seeking other locations for the construction of additional plants for providing the same or similar services as the Nampa facility, with the added potential of generating electrical power. On March 22, 2001, the Company announced that it had entered into an agreement for the purchase of 20 acres of land in the Reno, Nevada, industrial park for the construction of two refining plants, and had made a Purchase Order for three gas powered turbine power generators for the project to generate electrical power for the power grid market. (See Form 8K dated March 8, 2001, and filed on Edgar March 22).

Development Subsidiary: Project Development Industries, LLC ("PDI").

     In August, 1999, The Company acquired PDI, a wholly owned subsidiary as a Colorado limited liability company, who is a development firm located at 555 Zang Street, Suite 302, Lakewood, Colorado, 80228.

     PDI is a full services development company which includes engineering, design, procurement, fabrication and installation services. The core staff generally ranges between 25 and 30 employees including 6 engineers (depending on the contracted work). The remaining employees are designers, estimating & installation personnel, staff, management and supervisory personnel. PDI specializes in processing, compression, storage and transportation facilities for the oil refining/natural gas, pipeline, chemical, mineral, and power generation industries. Their experience includes block mounted, skid mounted, and offshore facilities, and compliance with environmental and regulatory requirements of OSHA, PSM, HAZOP, Clear Air Act, environmental assessments and permitting. Grayson M. Evans is the CEO and President of PDI.

     The purchase was consummated with 3,500,000 shares of common stock and a contingent promissory note in the amount of $6,000,000 payable $2,000,000 each year commencing in March of 2001, provided that the annual payment is reduced by the percentage that PDI does not generate $600,000 in profits for the preceding 12 months. The overall purchase price is reduced by the percentage that PDI fails to generate profits of $1,800,000 during the preceding 36 months on the due date of the third anniversary payment. Because the note payable is contingent it has not been recorded in the financial statement.

     Competition. Management is not aware of any competitors who re-refine used lubricating oil, however, there are other entities that gather used lubricating oil for the purpose of filtering and otherwise cleaning the oil for re-distribution as lubricating oil. Such businesses may be considered as competitors for the used lubricating market, however, Management is of the opinion that as a result of the greater margin or profit available to re-refined petroleum products, that such filtering and cleaning businesses will not be a material factor in the operating of the Company's business.

Employees.

     Effective the date of this report, Registrant has 70 full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's administrative offices, oil gathering headquarters, tank farm and processing plant including ancillary structures, are located on Company owned property at 2801 Brandt Avenue, Nampa, Idaho, 83687. Nampa is located about 16 miles West of Boise, Idaho.

     In stock recapitalization transactions the Company acquired the property, buildings and other improvements, tank farm, vacuum tank trucks, office facilities and waste oil processing plant from predecessor companies who originally purchased the bare ground and constructed all of the improvements, tank farm, processing plant, and all ancillary buildings and improvements.

     The properties include:

     a. The real property consists of 6.09 acres of industrial zoned property in three industrial lots, with all of the improvements constructed and presently contained on two of the lots, and the other is unimproved. There presently remains a purchase money deed of trust in the amount of $85,677 due the Nampa Industrial Corporation.

     b. The administration building includes approximately 3300 square feet with approximately 1800 square feet of office space on two floors, and approximately 1400 square feet of shop and warehouse area for storage and inventory of parts and equipment.

     c. The tank farm consists of a concrete floor area and retaining walls to control any spillage, and now has 25 metal storage tanks, together with piping, pumps and controls for circulating the contents of the tanks. The present storage area of the tanks is approximately 477,769 gallons and will be used to contain and store used oil, water, diesel, naphtha, and residuum.

     d. The processing plant is the Company's Model 600, which has a design flow rate of approximately 365 BPD (approximately 15,370 gallons per day), and is known in the industry as a "thermal cracking vacuum distillation process plant".

     e. The Company's rolling stock (trucks and trailers) consists of four 10-wheeler vacuum trucks, two transport trucks and trailers, one dump truck and two cargo trucks.

     f. The Company has under lease 5 additional storage tanks located in different parts of the service area to facilitate the gathering and storing of waste oil. Four of the tank leases are on a month to month rental, and the fifth is under a one year extension which expires in October of 2000. The monthly cost of such tanks is $2,475.


ITEM 3. LEGAL PROCEEDINGS.

     There is no pending litigation involving the Registrant, and to the best knowledge of management there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position or results of operations of Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     a. Market for Common Stock. Registrant's common stock started trading in January 2001 and is currently traded on the NASDAQ over-the-counter Bulletin Board under the symbol "EVOP". Accordingly there is no bid and ask information for the year 2000.

     b. Holders of Common Stock. The approximate number of holders of record of the Registrant's was 4,870 as of December 31, 2000. A number of the Company's record shareholders are broker/dealers who are holding record title for other customers, and accordingly management believes the actual number of beneficial holders of its common stock is greater than the number of shareholders of record.

     c. Dividends. There have been no cash or other distributions or dividends.

     d. Unregistered Equity Securities Sold by Registrant During the Fourth Quarter of 2000.

     During the last quarter of year 2000 Registrant issued common stock of Registrant without registration under the Securities Act in private transactions (Section 4(2) exemption) to the class of persons indicated, without discounts or commissions, for cancellation of debt and services rendered.


Date            Shares          Price           Value           Consideration           Purchasers
----            ------          -----           -----           -------------           ----------

10/27/00         5,000          $1.00         No Market             $5,000           Joseph Blackwell



ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION.

     Management's present plan is to develop its Reno Project which includes three 10MW simple cycle gas turbine power generator sets and two used-oil refineries. Registrant has entered escrow to purchase 20 acres of Reno industrial property and has ordered the three generator sets to be delivered June 25, 2001, and to be operational by August 1, 2001. Registrant has secured a $10,500,000 loan from a non-shareholder private lender to purchase the land and the generator sets. Until the refineries are operating, fuel produced by the Nampa facility will be transported to Reno for operating the generators, and other fuel will, as needed, be purchased in the open market. A Request for Bids has been published for the sale of electrical power from the Reno Project commencing in August of this year.

     Engineering is in process by PDI (wholly owned subsidiary of EVOP) for the first refining plant in the Reno Project which is expected to be completed and operational by year end. The cost of the refining plant is projected to be approximately $10,000,000. The Company plans to use $8,000,000 from the credit facility provided by Emerson Electric and needs to raise the additional $2,000,000 from either lending sources or from an offering of its common stock. Management also estimates that it will need to raise approximately $1,000,000 to cover the short fall in its operating revenues.

     The Company's other subsidiary, PDI, is expanding the marketing of its oil field services with the recent upswing of oil exploration world wide. PDI expects to continue to be profitable in 2001 due to the strong demand for its oil field services and expects to use those profits to pay down its line of credit and related party debt.

     EOPT's operations as of year end December 31, 2000, reflected sales of refined used oil products of approximately $783,000 against a cost of sales of approximately $63,000 and an operating loss for the year of $1,959,023 when all the other costs associated with the used oil processing plant were included. During the year ended December 31, 2000, PDI was able to increase revenues to approximately $2,934,000 and held operating costs to $2,868,000 so that there was a income from operations of $66,294. When other costs were considered, including interest expense $103,660 the total loss for the Company was approximately $1,959,000 at year end December 31, 2000. The material components of operating expenses for EOPT of approximately $2,742,000 were salary, wages, and benefits of $1,226,000 including $230,000 for the value of common stock issued for services, professional fees of $183,000, repairs and maintenance of $117,000 and depreciation of $77,000. The material components of PDI's operating expenses were salary, wages, and benefits of $1,984,000, outside services of $245,200 and rent of $106,000.

     EOPT operations for the seven months December 31, 1999 reflected revenues of $281,389 with a cost of sales of $17,265 for a gross margin of $264,124. When all other expenses were considered including, the training of plant operators and work on the processing plant, the total loss from operations was $5,533,464.

     On an annualized basis EOPT's revenues were $482,000 which means that revenues grew $301,000 or 62% in the calendar year ended December 31, 2000. Operating expenses were $9,486,000 which translates to a decrease of $6,744,000 or 71%. This decrease reflects completion of the Company's first used oil refinery in Nampa, Idaho. EOPT expects revenues to grow in 2001 with its first full year of operations. PDI's revenues for the seven months ended December 31, 1999 were $1,422,703. Its operating expenses were $1,628,703. On an annualized basis revenues would have been $2,439,000 and expenses would have been $2,792,000. This means that revenues in year 2000 grew $495,000 or 20% and expenses grew only $76,000 or 3%.

LIQUIDITY AND CAPITAL RESOURCES

     Management does not expect that revenues from the operation of the Nampa, Idaho facility will be sufficient to cover its administrative costs in 2001. However with the planned completion in Fall of 2001 of the Reno, Nevada facility management believes that sufficient revenues will be generated by the end of 2001 to meet its operating costs.

ITEM 7.  FINANCIAL STATEMENTS.

     Included herewith are the audited Financial Statements of Registrant for the years ended December 31, 2000, and December 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Management of EVOP is under the direct control of a board of directors consisting of three directors who are elected at the annual meeting of shareholders. Following the annual meeting of shareholders after the election of the directors, the board of directors is to hold the organizational meeting at which time the officers are appointed.

     9.1  Directors and Officers.

------------------------------------ ---------- --------------------------------------- -----------------------------
Name                                 Age        Position                                Date Appointed
------------------------------------ ---------- --------------------------------------- -----------------------------
Norvin T. (Tod) Tripple              64         Director, President and CEO             February 14, 2000
------------------------------------ ---------- --------------------------------------- -----------------------------
Leo B. (Tony) Tripple                58         Director and Vice Pres.                 February 14, 2000
------------------------------------ ---------- --------------------------------------- -----------------------------
Marilyn J. Tripple                   64         Director and Secretary                  February 14, 2000
------------------------------------ ---------- --------------------------------------- -----------------------------
Grayson M. Evans                     55         Director                                February 14, 2000
------------------------------------ ---------- --------------------------------------- -----------------------------

     The directors of the Company are elected to serve until the next annual shareholder's meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors after the next annual shareholders's meeting or until removal by the Board of Directors. There are no arrangements or understandings among the Officers and Directors pursuant to which any of them were elected as Officers and Directors.

Family Relationships:

     Tod Tripple and Marilyn Tripple are husband and wife, and Tod Tripple and Tony Tripple are brothers. .

Business Experience of Officers and Directors:

     Norvin T. (Tod) Tripple. Mr. Tod Tripple has been in senior management of the Company and its predecessors since the latter part of 1994, and has been the President and CEO of the Company and it immediate predecessor since December 1997. He was Idaho Division Sales Manager for Harbor Oil of Portland from 1992-1994, and President of Touch Technologies, Inc. from 1984-1992.

     Leo B. (Tony) Tripple. Mr. Tony Tripple is Vice President and CFO of the Company and its predecessor effective September of 1999. He was comptroller of Graphic Arts Publishing of Boise from January 1999 to September 1999. He had a leave of absence for illness from November 1994 to January of 1999. Mr. Tripple served as President and CEO of predecessor Environmental Oil Services Company, LLC from December 1993 to November 1994, and was President of Harbor Oil Co. in Portland from January 1992 to February 1993. Mr. Tripple is a Certified Public Accountant, and graduated from BYU with a BS degree in 1965.

     Marilyn J. Tripple . Mrs. Tripple has served as Office Manager and Executive Secretaryfor the Company and its predecessors since inception in 1994. Previously she was Office Manager and Secretary for Rangen's, Buhl, Idaho 1993-1994, and for H & A Land & Cattle, Inc., of Dietrich, Idaho from 1988 -1993.

     Grayson M. Evans. Mr. Evans is the Founder, President, and primary owner of Project Development Industries, LLC (PDI) since September of 1993. He was Vice President of Engr & Des. For BEI Engineers/Constructors from 1989 - 1992, and Founder, Presdent and Owner of GE Designs, Inc. from 1984 - 1989. Mr. Evans has extensive experience since 1967 in engineering, design, fabrication and construction of oil and gas related facilities and projects including offshore platforms and other production facilities. His responsibilities included overseeing projects and the supervision at times of over 100 employees. PDI specializes in new, modified and refurbished skidded hydrocarbon processing facilties for applications in both the USA and foreign markets. PDI utilizes computer engineering and Auto-Cad computer drafting capabilities in all disciplines.

     Compliance with Section 16(a) of the Exchange Act:

     None of the officers, directors and 10% holders (all 10% holders are officers and directors) filed Form 3 for calendar year 2000, but have filed Form 5 with respects to calendar year 2000. There were no stock transactions made by any of such parties during year 2000.

ITEM 10. EXECUTIVE COMPENSATION.

     The year 2000 salary and stock remuneration paid or accrued by EVOP to the officers and directors and other benefits received by each of them are set forth below:

     The financial statements do not reflect any executive compensation for N. Tod Tripple nor for Marilyan Tripple for the fiscal year ended December 31, 2000, nor is there any executive compensation presently established for either of them for the current year. Environmental Oil Processing Technology, Inc. ("EOPT" a subsidiary of Registrant) paid the sum of $41,500 to each of Mr. Tod Tripple and to Mrs. Marilyn Tripple in interest for the twelve months ended December 31, 2000, on loans they previously made to EOPT,. EOPT also paid compensation of $35,790 to Leo B. (Tony) Tripple and PDI paid compensation of $150,000 to Grayson Evans (President of PDI) as executive compensation for the year ended December 31, 2000.

     There is no agreement for the payment of any salary or compensation at this time for the directors of EOPT, or for the executive officers or directors of Environmental Oil Processing Technology Corporation (the parent company). . However, the Company anticipates that any out of pocket expenses of directors will be paid, and that directors who are not employed by either the EOPT or the Registrant will receive compensation for attendance and other duties performed as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The following table reflects the ownership by the persons indicated as of December 31, 2000.

a: Beneficial Owners, known to Registrant, owning more than 5% of voting securities:


Name and Address                          Amount & Nature
of Beneficial Owner                       of Benef. Owner               Catagory                  Percent
----------------                          ---------------               --------                  -------
Grayson Evans                             7,000,000                     Director                  8.93%
555 Zang St, Suite, #302
Lakewood, CO 80228

N. Tod and Marilyn Tripple                11,720,195                    Director, Officer         14.96%
2801 Brandt Ave.
Nampa, Idaho 83687

Leo B. (Tony) Tripple                      9,645,322                    Director                  12.31%
2801 Brandt Ave.
Nampa, Idaho 83687

Officers and Directors as a Group         28,365,517                                              36.20%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     (This is reported in 10SB: "Management is not aware of any material transaction, or a proposed transaction, to which the Registrant was or is to be a party, in which any director, executive officer, nominee for directorship, security-holder or immediate family member had a direct or indirect material interest as defined by Rule 404 of Regulation S-B, except for the transaction between Environmental Oil Processing Technology, Inc. and Grayson Evans in which EOPT acquired PDI as described in the paragraph entitled "Development
Subsidiary: Project Development Industries, LLC ("PDI")" at page 5).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The following report was filed on Form 8-K during the last quarter of 2000:

     The date of the report was October 27 announcing the signing of the Alliance Agreement with Emerson Performance Solutions/PC & E. Date of filing on Edgar was November 3, 2000.

SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Environmental Oil Processing Technology
                                    Corporation

          Date: March 27, 2001      By            /s/
                                       ---------------------------------
                                           Norvin T. (Tod) Tripple


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   /s/             President, CEO & Director    March 27, 2001.
         -----------------------
         Norvin T. (Tod) Tripple

                   /s/             Vice President & Director    March 27, 2001
         -----------------------
         Leo B. (Tony) Tripple

                   /s/             Secretary & Director         March 27, 2001
         -----------------------
         Marilyn J. Tripple

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION (Formerly TMI Holding Corporation and Subsidiaries)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S

Consolidated Balance Sheets................................................. 3

Consolidated Statements of Operations....................................... 5

Consolidated Statements of Stockholders' Equity............................. 6

Consolidated Statements of Cash Flows....................................... 8

Notes to Consolidated Financial Statements................................. 10

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Environmental Oil Processing Technology Corporation
(Formerly TMI Holding Corporation and Subsidiaries)
Nampa, Idaho

     We have audited the accompanying consolidated balance sheet of Environmental Oil Processing Technology Corporation (formerly TMI Holding
Corporation and Subsidiaries) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and May 31, 1999 and for the seven months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Oil Processing Technology Corporation (formerly TMI Holding Corporation and Subsidiaries) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and May 31, 2000 and for the seven months ended December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred significant losses and has a working capital deficit of $584,330, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2001

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION (Formerly TMI Holding Corporation and Subsidiaries)
                           Consolidated Balance Sheets

                                     ASSETS

                                                            December 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------

CURRENT ASSETS

   Cash                                              $   273,215    $   193,007
   Trade accounts receivable, less allowance for
     doubtful accounts of $23,000 and $23,000,
     respectively                                        403,998        404,056
   Inventories                                            13,548          6,464
   Other current assets                                  105,264          9,541
                                                     -----------    -----------

     Total Current Assets                                796,025        613,068
                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT (Note 3)                 2,332,146      2,204,153
   Less accumulated depreciation                        (293,439)      (198,954)
                                                     -----------    -----------

     Property, Plant and Equipment, Net                2,038,707      2,005,199
                                                     -----------    -----------

OTHER ASSETS

   Deposits                                                   40           --
   Goodwill, net                                       2,929,786      3,284,912
                                                     -----------    -----------

     Total Other Assets                                2,929,826      3,284,912
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 5,764,558    $ 5,903,179
                                                     ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION (Formerly TMI Holding Corporation and Subsidiaries)
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,
                                                           2000            1999
                                                       ------------    ------------

CURRENT LIABILITIES

   Accounts payable                                    $    136,544    $    256,206
   Accrued expenses                                         534,740         443,654
   Line of credit (Note 5)                                  387,367         400,000
   Notes payable - related parties (Note 8)                 239,838         239,838
   Current portion of notes payable (Note 5)                 81,731          45,659
   Deferred revenue                                             135          21,457
                                                       ------------    ------------

     Total Current Liabilities                            1,380,355       1,406,814
                                                       ------------    ------------

LONG-TERM DEBT

   Notes payable - related parties (Note 8)                 632,000         650,000
   Notes payable (Note 5)                                    64,108          99,407
                                                       ------------    ------------

     Total Long-Term Debt                                   696,108         749,407
                                                       ------------    ------------

     Total Liabilities                                    2,076,463       2,156,221
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

   Common stock, no par value; 200,000,000 shares
    authorized; and 72,020,116 and 69,683,870 shares
    issued and outstanding, respectively                 12,943,211      11,443,277
   Stock subscription receivable                               --          (400,000)
   Accumulated deficit                                   (9,255,116)     (7,296,319)
                                                       ------------    ------------

     Total Stockholders' Equity                           3,688,095       3,746,958
                                                       ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  5,764,558    $  5,903,179
                                                       ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION (Formerly TMI Holding Corporation and Subsidiaries)
                      Consolidated Statements of Operations

                                                                         For the
                                                                      Seven Months
                                           For the Years Ended            Ended
                                      December 31,        May 31,     December 31,
                                          2000             1999           1999
                                      ------------    ------------    ------------

NET SALES                             $  3,716,927    $    318,588    $  1,704,092

COST OF GOODS                               62,685         267,749          17,265
                                      ------------    ------------    ------------

GROSS MARGIN                             3,654,242          50,839       1,686,827

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                5,595,733         419,959       7,426,351
                                      ------------    ------------    ------------

LOSS FROM OPERATIONS                    (1,941,491)       (369,120)     (5,739,524)
                                      ------------    ------------    ------------

OTHER INCOME (EXPENSES)

   Interest expense                       (103,680)        (69,677)        (83,602)
   Interest income                          86,374            --             5,944
                                      ------------    ------------    ------------

     Total Other Income (Expense)          (17,306)        (69,677)        (77,658)
                                      ------------    ------------    ------------

INCOME TAX EXPENSE                            --              --              --
                                      ------------    ------------    ------------

NET LOSS                              $ (1,958,797)   $   (438,797)   $ (5,817,182)
                                      ============    ============    ============

BASIC LOSS PER COMMON SHARE           $      (0.03)   $      (0.01)   $      (0.10)
                                      ============    ============    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                            70,746,911      41,000,564      59,200,338
                                      ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION (Formerly TMI Holding Corporation and Subsidiaries)
                 Consolidated Statements of Stockholders' Equity


                                        Common Stock             Additional
                                ----------------------------       Paid-in      Accumulated    Stockholders'
                                  Shares            Amount         Capital        Deficit           Equity
                                ------------    ------------    ------------    ------------    ------------

Balance, May 31, 1998             26,395,376    $  1,858,973    $       --      $ (1,040,340)   $    818,633

Forgiveness of note payable
 as contribution of capital             --           487,077            --              --           487,077

Common stock issued for cash      29,210,374         372,563            --              --           372,563

Net loss for the year ended
 May 31, 1999                           --              --              --          (438,797)       (438,797)
                                ------------    ------------    ------------    ------------    ------------

Balance, May 31, 1999             55,605,750       2,718,613            --        (1,479,137)      1,239,476

Purchase of subsidiary             7,000,000       3,500,000            --              --         3,500,000

Common stock issued for cash       2,405,620       1,029,200        (400,000)           --           629,200

Common stock issued for
 services                          7,992,128       3,996,064            --              --         3,996,064

Common stock issued for debt           8,000           4,000            --              --             4,000

Common stock for equipment           425,000         212,500            --              --           212,500

Common stock returned and
 canceled by officer              (9,352,628)           --              --              --              --

Common stock issued in
 recapitalization                  5,600,000            --              --              --              --

Stock offering costs                    --           (17,100)           --              --           (17,100)

Net loss for the seven months
 ended December 31, 1999                --              --              --        (5,817,182)     (5,817,182)
                                ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999        69,683,870    $ 11,443,277    $   (400,000)   $ (7,296,319)   $  3,746,958
                                ============    ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION (Formerly TMI Holding Corporation and Subsidiaries)
           Consolidated Statements of Stockholders' Equity (Continued)


                                      Common Stock         Additional
                               -------------------------     Paid-in     Accumulated    Stockholders'
                                 Shares        Amount        Capital        Deficit        Equity
                               -----------   -----------   -----------    -----------    -----------


Balance, December 31, 1999      69,683,870   $11,443,277   $  (400,000)   $(7,296,319)   $ 3,746,958

Performance on stock

 subscription                         --            --         400,000           --          400,000

Fractional shares issued               116          --            --             --             --

Common stock issued for cash     2,106,130     1,090,000          --             --        1,090,000

Common stock issued for
 services                          230,000       230,000          --             --          230,000

Forgiveness of note payable
 as contribution of capital           --         179,934          --             --          179,934

Net loss for the year ended
 December 31, 2000                    --            --            --       (1,958,797)    (1,958,797)
                               -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2000      72,020,116   $12,943,211   $      --      $(9,255,116)   $ 3,688,095
                               ===========   ===========   ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION (Formerly TMI Holding Corporation and Subsidiaries)
                      Consolidated Statements of Cash Flows


                                                                                For the
                                                     For the Years Ended      Seven Months
                                                    -----------------------      Ended
                                                    December 31,    May 31,   December 31,
                                                        2000         1999        1999
                                                    -----------   ---------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                       $(1,958,797)  $(438,797)  $(5,817,182)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
       Depreciation and amortization                    449,611      12,847       329,081
       Common stock issued for services                 230,000        --       3,996,064
     Changes in operating assets and liabilities:

       Accounts receivable                                   58     (12,934)       89,158
       Inventories                                       (7,084)     (4,365)       18,545
       Other assets                                     (95,763)     (2,276)        3,080
       Accounts payable and accrued expenses            (49,898)     23,431      (202,472)
                                                    -----------   ---------   -----------

         Net Cash (Used) by Operating Activities     (1,431,873)   (422,094)   (1,583,726)
                                                    -----------   ---------   -----------

  CASH FLOWS USED IN INVESTING ACTIVITIES

     Cash received in purchase of subsidiary               --          --         204,850
     Capital expenditures                              (127,993)    (15,867)      (90,149)
                                                    -----------   ---------   -----------

         Net Cash Provided (Used) by Investing

          Activities                                   (127,993)    (15,867)      114,701
                                                    -----------   ---------   -----------

  CASH FLOWS FROM FINANCING ACTIVITIES

     Payments of stock offering costs                      --          --         (17,100)
     Issuance of common stock for cash                1,490,000     859,640       629,200
     Borrowings from company officers                   179,934        --         239,838
     Payments on long-term debt                         (29,860)    (50,314)      438,729
                                                    -----------   ---------   -----------

         Net Cash Provided by Financing Activities    1,640,074     809,326     1,290,667
                                                    -----------   ---------   -----------

  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      80,208     371,365      (178,358)

  CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                  193,007        --         371,365
                                                    -----------   ---------   -----------

  CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                    $   273,215   $ 371,365   $   193,007
                                                    ===========   =========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION (Formerly TMI Holding Corporation and Subsidiaries)
                Consolidated Statements of Cash Flows (Continued)

                                                                                           For the
                                                         For the Years Ended             Seven Months
                                                    ----------------------------            Ended
                                                    December 31,         May 31,         December 31,
                                                       2000               1999               1999
                                                    -----------         --------        --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Cash paid for interest                              $77,929            $3,732            $50,157
  Cash paid for taxes                                 $   --             $  --             $   --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES

Year ended December 31, 1999:

   The  President  of the Company  forgave
   a $487,077  note  payable to him as a
   contribution of capital to the Company.

Seven months ended December 31, 1999:

   Purchase of subsidiary for common stock valued at $3,500,000 Common stock issued for debt valued at $4,000. Common stock issued for equipment valued at $212,500

Year ended December 31, 2000:

   The President of the Company forgave a $179,934 note payable to him as a contribution of capital to the Company.


        The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Business Description

     Environmental Oil Processing Technology Corporation (formerly TMI Holding Corporation and Subsidiaries) (the Company) was incorporated in the State of Utah on December 21, 1999 for the purpose of holding records and documents relating to a specific oil and gas project.

     Environment Oil Processing Technology, Inc. (EOPTI) is a reseller of waste oil products. The Company's customer base is in Idaho, Washington and Oregon. EOPTI operates a waste oil refinery plant to produce naphtha and diesel fuel and other petroleum products from waste oil.

     Project Development Industries, LLC (PDI) was formed and began operations in September 1993 as a Project Development, Inc. At January 1, 1995, PDI was reorganized as an LLC. PDI performs professional engineering, design, procurement, fabrication and installation services. Services are provided to the oil refining, natural gas, pipeline, chemical, minerals, and power generation industries.

     On February 7, 2000, the Company and Environmental Oil Processing Technology, Inc. completed an Agreement and Plan of Reorganization whereby the Company issued 64,083,870 shares of its common stock in exchange for all of the outstanding common stock of EOPTI. Immediately prior to the Agreement and Plan of Reorganization, the Company had 5,600,000 shares of common stock issued and outstanding.

     The acquisition was accounted for as a recapitalization of EOPTI because the shareholders of EOPTI control the Company after the acquisition.
     Therefore, EOPTI is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of EOPTI in the exchange. The Company is the acquiring entity for legal purposes and EOPTI is the surviving entity for accounting purposes. Accordingly, the historical financial statements of EOPTI are presented as those of the Company. The Company has adopted a December 31, year end.

     b. Merger

     In August 1999, EOPTI acquired substantially all of the assets and liabilities of PDI in exchange for 7,000,000 shares of the Company's common stock. All of the PDI shareholders became shareholders in the Company. The acquisition was accounted for as a purchase. These financial statements include the operations of PDI from the effective date of the purchase of March 31, 1999. The assets and liabilities of PDI are recorded at their fair value with the excess recorded as goodwill.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     c. Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d. Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its temporary cash investments in reputable financial institutions. At December 31, 2000, the Company had $149,214 on a deposit with one financial institution in excess of the amounts insured by the FDIC.

     The Company routinely assesses the financial strength of its customers. The Company normally does not require prepayments to support customer orders. At December 31, 2000, one customer accounted for 36% of total receivables.

     e. Significant Customer

     During the seven months ended December 31, 1999 and the year ended December 31, 2000, one customer accounted for more than 10% of the Company's net sales.

     f. Operating Segment Information

     For the seven months ended December 31, 1999 and the year ended December 31, 2000 the Company operated in two industry segments, (1) waste oil products at the Company's headquarters in Nampa, Idaho, and (2) petroleum engineering services at the Company's offices in Denver, Colorado. For the year ended May 31, 1999 all of the Company's operations were in one waste oil products industry.

                                          For the
                                        Period Ended
                                        December 31,              PDI                    EOPTI                   Total
                                        ------------          -----------             -----------             -----------

          Net Sales                           1999            $ 1,422,703             $   281,389             $ 1,704,092
                                              2000              2,934,163                 782,764               3,716,927

          Operating income (loss)
           Applicable to industry             1999               (206,060)             (5,533,464)             (5,739,524)
                                              2000                    226              (1,941,717)             (1,941,491)

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     f. Operating Segment Information (continued)


          General corporate                               1999                  --                     --                     --
                                                          2000                  --                     --                     --

          Other Income (Expense)                          1999               (54,501)               (23,157)               (77,658)
                                                          2000               (64,692)                47,386                (17,306)

          Operating Assets                                1999             3,758,007              2,145,172              5,903,179
                                                          2000             3,356,104              2,408,454              5,764,558

     g. Property, Plant and Equipment

     Property and equipment are stated at cost. The refinery facility is stated at fair market value as of the date that it was acquired by EOS, Inc. (June
     1998), based upon an independent third party appraisal. Additions to the refinery facility after June 1998 are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

     h. Revenue Recognition

     The Company records oil and gas revenue upon shipment. The Company recognizes engineering revenues upon completion of the services.

     i. Fair Value of Financial Instruments

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of accounts receivable and accounts payable also approximates fair value.

     j. Basic Loss Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j. Basic Loss Per Share (Continued)

     period, which totaled 70,746,911 for the year ended December 31, 2000, 59,200,338 for the seven months ended December 31, 1999 and 41,000,564 for the year ended May 31, 1999. The Company did not present diluted EPS, as the Company dues not have any potentially dilutive instruments outstanding.

     k. Goodwill

     The excess of the purchase price over the fair value of the assets and liabilities acquired in the purchase of PDI of $3,551,256 has been recorded as goodwill.

     The goodwill is amortized using the straight-line method over 10 years. Amortization expense was $355,126 for the year ended December 31, 2000.

     l. Principles of Consolidation

     The consolidated financial statements include those of Environmental Oil Processing Technology Corporation (formerly TMI Holding Corporation) and its wholly-owned subsidiaries. PDI is a wholly-owned subsidiary of EOPTI and EOPTI is a wholly-owned subsidiary of Environmental Oil Processing Technology Corporation (formerly TMI Holding Corporation). All significant intercompany accounts and transactions have been eliminated.

     m. New Accounting Pronouncements

     The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

     The  Company  has  adopted  the   provisions  of  FASB  Statement  No.  140
     "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     m. New Accounting Pronouncements (Continued)

     The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

NOTE 2 - INVENTORIES

     Inventories at December 31, 2000 and 1999 consisted of unrefined waste oil products. The inventory is valued at the lower of cost or market on a first-in, first-out basis.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of :

                                                               December 31,
                                                    -----------------------------------
                                                       2000                    1999
                                                    -----------             -----------

          Office equipment                          $   183,280             $   147,046
          Construction-in-Progress                         --                       343
          Refinery equipment                          1,695,262               1,628,193
          Vehicles                                       96,982                  71,949
          Land                                          246,622                 246,622
          Buildings                                     110,000                 110,000
                                                    -----------             -----------

          Total property and equipment                2,332,146               2,204,153
           Less accumulated depreciation               (293,439)               (198,954)
                                                    -----------             -----------

          Property and equipment, net               $ 2,038,707             $ 2,005,199
                                                    ===========             ===========


     The estimated useful lives used to depreciate property and equipment are as follows:

               Office Furniture                            5-7 years
               Machinery and Equipment                     10 years
               Buildings                                   20 years

     The Company recorded depreciation expense of $94,485, $62,737 and $12,847 for the year ended December 31, 2000, the seven months ended December 31, 1999 and for the year ended May 31, 1999, respectively.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases various oil storage tanks in Idaho and Washington under five operating lease agreements.

     Four of the five leases are month-to-month requiring 30 days cancellation notice by either party. The four agreements require monthly payments totaling $2,125.

     The fifth lease agreement expires in October 1999 and requires monthly payments of $350. The agreement provides for a one-year option to renew.

     Total lease expense under these agreements was $29,360, $20,606 and $29,700 for the year ended December 31, 2000, the seven months ended December 31, 1999 and for the year ended May 31, 1999.

     PDI leases office space under the terms of an agreement extending to August 31, 2003. Rental expense for the years ended December 31, 2000, and December 31, 1999, was $106,559 and $94,860, respectively. The Company is committed to future minimum lease payments are as follows:

          Year ending December 31, 2001                  $105,975
          Year ending December 31, 2002                   110,452
          Eight months ending August 31, 2003              75,625
                                                         --------
                                                         $292,052
                                                         ========

     The lease also provides for early termination, at the Company's option, at the third and fourth anniversaries of the contract. The lease may be terminated by the lessor in the event of bankruptcy of the Company.

     Litigation

     The Company is not aware of any current litigation.

     Retirement Benefits

     PDI maintains a participatory profit sharing plan under the rules of Internal Revenue Code section 401 (k). There have been no Company contributions for the periods ended December 31, 2000 or 1999.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 - NOTES PAYABLE AND LINE OF CREDIT

     The line of credit at December 31, 2000 represents a $400,000 revolving line of credit with a bank. This line of credit is collateralized by the assets of the corporation and carries a variable interest rate of 1% over the Wall Street Journal prime rate. The interest rate at December 31, 2000, the 9.5%. The terms of the revolving line of credit required payment of the outstanding balance plus accrued interest on September 26, 2000.

     Notes payable at December 31, 2000 consists of various notes of finance companies, payable in monthly installments aggregating $4,405, plus interest at rates ranging from 8.5% to 27.9%, payable in full at various dates through December 2006.

          Total Balance Due at December 31, 2000             $     145,839
                                                             =============


     Minimum required principal payments on long-term debt as of December 31, 2000 are as follows:

                2001            $ 81,731
                2002              14,403
                2003              14,173
                2004              15,426
                2005              14,953
                Thereafter         5,153
                                --------

                Total           $145,839
                                ========

NOTE 6 - INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 is substantially composed of the Company's net operating loss carryforward, for which the Company has made a full valuation allowance.

     The valuation allowance increased approximately $600,000 in the year ended December 31, 2000, representing primarily net taxable loss in that year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 6 - INCOME TAXES (Continued)

     At December 31, 2000, the Company had net operating loss carryforwards for Federal tax purposes of approximately $8,123,000 which is available to offset future taxable income, if any, through 2020. State income and franchise taxes are immaterial and are included in selling, general and administrative expenses in the accompanying statement of operations.

NOTE 7 - GOING CONCERN

     The Company has started to market completed waste oil refineries to be delivered in the year 2000. Management expects that the forecasted higher sales and cash flow from operations will be adequate to finance the 2000 cash flow requirements. If successful, the Company plans to borrow from institutional investors. Management has developed contingency plans which include but are not limited to, private stock placements to accredited investors. However, there can be no assurance that the Company will be successful in its plans. Because the Company has experienced substantial losses from operations and has a working capital deficit of $584,330, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

     At December 31, 2000, PDI, has an unsecured note payable to an officer of $237,838 which is due upon demand and bears interest at 10% per annum. The Company has accrued interest payable of $11,357 at December 31, 2000.

     At December 31, 2000 EOPTI has an unsecured note payable of $632,000 due to an officer. The note is due on December 31, 2001. The interest on the note payable has been paid to December 31, 2000.

NOTE 9 - PURCHASE OF PROJECT DEVELOPMENT INDUSTRIES, LLC

     Effective March 31, 1999, the Company acquired all of the outstanding stock of Project Development Industries, LLC ("PDI") in exchange for 7,000,000 shares of its common stock and for a contingent promissory note for $6,000,000. PDI performs professional engineering, design, procurement, fabrication and installation services to the oil refinery, natural gas, pipeline, chemical, minerals and power generation industries.

     The promissory note is to be paid based upon earnings by PDI. PDI recorded a loss for the period from April 1, 1999 to December 31, 1999 and income of only $226 for the year ended December 31, 2000. PDI and the Company have agreed to defer the implementation of the contingency until the year 2002.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               (Formerly TMI Holding Corporation and Subsidiaries)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 10 - SUBSEQUENT EVENTS

     Effective January 2001 the Company entered into a consulting agreement whereby it agreed to issue 6,564,999 shares of its common stock and options to purchase an additional 1,250,000 shares at $3.00 per share. The Company has entered into an amended consulting agreement as of March 2000 where by 5,364,999 shares of its common stock were surrendered and the options were cancelled upon termination of the consulting services. The remaining shares will be valued at $7.81 per share for a total consideration of $9,372,000.