Form 10QSB
period 2001-03-31
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2001-05-11
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

                        Commission file number : 0-29509

               Environmental Oil Processing Technology Corporation
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

The number of shares of common stock outstanding as of March 31, 2001, is 73,520,116.


         Transitional Small Business Disclosure Format. Yes ___,  No _X_ .

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     The Consolidated Financial Statements of the Company for the three months ended March 31, 2001, reviewed by HJ & Associates, certified public accountants.

Item 2. Management's Discussion and Plan of Operation:

Results of Operations:

During the first quarter of 2001 the Company focused its activities on developing its co-generation of electricity operations through its Reno Project which will be operated by its wholly owned subsidiary EOPT Power Group - Nevada, Inc. The Company has acquired a 20 acre industrial site with plans to construct two refining plants and three 10 megawatt electrical generators. The generators have been ordered and are scheduled for delivery by the end of June, 2001, with production scheduled to begin in August of this year. Fabrication of the refining plants is tentatively scheduled for completion in the first part of 2002. Fuel for operating the generators will be obtained from the open market, trucking from the Nampa refining plant, and eventually also from the refineries on the Reno Project site. The Company is contracting with an electrical public utility for the purchase of the electrical output through December 31, 2002. The company's subsidiary PDI is engineering the project.

The company continues to make improvements on its pilot refining plant in Nampa. Although the plant production meets specifications for diesel, naphtha and residuum for asphalt, it is not yet fully operational due primarily to ongoing refinements.

PDI has obtained several engineering contracts and continues to generate the majority of its revenues from providing services to oil and gas companies. The strength of the oil and gas exploration industry is expected to continue to provide revenue growth for PDI in the forseeable future.

Operations in the first quarter of 2001 resulted in consolidated revenues of $808,895 compared to $1,469,448 in the first quarter of 2000. The first quarter revenues were generated $610,859 by PDI and $198,036 by EOPT. Consolidated revenues declined by $660,553 from the first quarter of 2000. PDI also recorded $495,708 in revenues for services provided to EOPT (which are discounted by 10% on inter company services). These inter company revenues were eliminated in the consolidation, however, had these services been provided to unrelated third parties revenues would have declined by only $115,274.

The Company's largest expense is payroll. For the three months ended March 31, 2001 the Company had compensation expense of $10,077,877 compared to $934,068 for the quarter ended March 31, 2000. Included in compensation expense is $9,372,000 which is the value of the 1,500,000 shares of common stock issued for services. 6,564,999 shares were originally issued to a consultant for services to be rendered to the Company. When management determined that the consultant was not going to provide the promised services the Company canceled 5,364,999 shares by agreement with the consultant. The balance of the shares were left with the consultant for services rendered to that point. Without the value of the shares issued to the consultant, compensation expense for the first quarter of 2001 would have decreased by $228,191 compared to the same quarter of 2000. The decrease is due to the completion of the development of the Nampa, Idaho facility. .

Liquidity and Capital Resources

The Company has entered into a funding agreement with a trust fund to borrow $10,500,000 for the construction of its Reno, Nevada facility. These funds are believed by management to be adequate to complete the construction of the facility without requiring the Company to use its own funds. The Company will pay approximately $500,000 to PDI for the engineering services it will provide. PDI expects to use these funds to pay off its bank lines of credit. The balance of the funds will go to third party suppliers including the seller of the real property for the plant site. The first traunch of the funding was $5,500,000. The Company received net proceeds of $1,629,278 in the first quarter of 2001 and the balance of the traunch was received in the second quarter of 2001. The terms of the contract allows the funding source to determine if it will provide the additional $5,000,000 by August of 2001 based upon the Company meeting certain completion and performance criteria. Through March 31, 2001 the Company had incurred $1,151,468 for the cost of the Reno project.

The terms of the funding require the Company to repay the full amount borrowed in 1 year from the date received. The Company believes that revenues from the energy contract will be sufficient to provide for timely repayment of the debt. However, if there are delays in the plant going on line or if projected revenues are not received timely or in the amounts expected, the Company mayl have to seek other financing to repay the obligation.

The Company issued 1,500,000 shares of its common stock for services to consultants. The shares were valued at the trading price of the shares on the date of issue. The total value of the shares issued for the consulting services was $9,477,000.

The Company used cash of $221,144 for its operations in the quarter ended March 31, 2001 compared to $407,659 for the corresponding period in the prior year. At the present rate of cash consumption the Company only has funds for one additional quarter of operations. It is management's intent to raise additional capital, if necessary, through debt and/or equity financing. There is no assurance that such funds will be available or that the terms for such funds will be acceptable to the Company.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.    None

Item 2. Changes in Securities.   None

Item 3. Defaults Upon Senior Securities.   None

Item 4. Submission of Matters to a Vote of Security Holders.   None

Item 5. Other Information.   None

Item 6. Exhibits and Reports on form 8-K.

       (a)    No exhibits

       (b)    8K Reports were filed as follows:

              On January 31, 2001, Form 8K dated January 17, 2001 was filed on Edgar, and reported

                     i) The alliance agreement with Emerson Performance Solutions/PC & E, Inc. effective October 27, 2000.

                     ii) The agreement for EVOP to refine One Million gallons of used lubricating oil per year from Ramos Environmental Services of Sacramento, California, effective January 17, 2001..

                     iii) The agreement to refine One Million gallons of used lubricating oil per year from Reno Drain Oil of Reno, Nevada, and to recycle 100,000 gallons of used Antifreeze per year, effective December 29, 2000.

                     iv) The January 28, 2001, purchase order from Ash Grove Cement Co. to purchase burner fuel product for $458,640 to be delivered during calendar year 2001,

              On March 29, 2001, Form 8K dated March 8, 2001, was filed and reported:

                     i) EVOP announced the development of the Reno Project with the opening of escrow to purchase 20 acres of industrial property which will be used to locate three 10MW power generators and two used-oil refineries. The power generators are expected to be delivered June 25, 2001, and the first refinery after the end of the year.

                     ii) EVOP announced the issuing of a Purchase Order for three 10MW simple cycle gas turbine power generator sets, which was approved on March 8, 2001, for delivery on June 25, 2001. The generators are expected to be operational in August of 2001.

                     iii) The Company announced the settlement agreement with consultant Steven Antebi under which he retained 1,200,000 shares and returned to the Company 5,364,999 shares of common stock.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Environmental Oil Processing Technology Corporation
                                                (Registrant)


   Date: May 9, 2001              By /s/
                                     _________________________________
                                     N. Tod Tripple, President and CEO

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                                    CONTENTS


Consolidated Balance Sheets ................................................   3

Consolidated Statements of Operations ......................................   5

Consolidated Statements of Stockholders' Equity ............................   6

Consolidated Statements of Cash Flows ......................................   7

Notes to Consolidated Financial Statements .................................   9

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                           Consolidated Balance Sheets


                                     ASSETS

                                                       March 31,     December 31,
                                                         2001           2000
                                                     ------------    -----------
                                                             (Unaudited)
CURRENT ASSETS

     Cash                                            $    240,559    $   273,215
     Trade accounts receivable, less allowance for
       doubtful accounts of $23,000 and $23,000
       respectively                                       438,390        403,998
     Inventories                                            8,311         13,548
     Loan proceeds                                      3,870,722           --
     Other current assets                                  73,511        105,264
                                                     ------------    -----------

        Total Current Assets                            4,631,493        796,025
                                                     ------------    -----------

PROPERTY, PLANT AND EQUIPMENT                           2,334,095      2,332,146
     Less accumulated depreciation                       (316,725)      (293,439)
                                                     ------------    -----------

        Property, Plant and Equipment, Net              2,017,370      2,038,707
                                                     ------------    -----------

OTHER ASSETS

     Construction in progress                           1,151,468           --
     Deposits                                                  40             40
     Goodwill, net                                      2,841,004      2,929,786
                                                     ------------    -----------

        Total Other Assets                              3,992,512      2,929,826
                                                     ------------    -----------

        TOTAL ASSETS                                 $ 10,641,375    $ 5,764,558
                                                     ============    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,      December 31,
                                                             2001            2000
                                                         ------------    ------------
                                                                  (Unaudited)
CURRENT LIABILITIES

     Current portion of notes payable                    $  5,500,000    $     81,731
     Accounts payable                                         199,914         136,544
     Accrued expenses                                         539,901         534,740
     Line of credit                                           384,343         387,367
     Notes payable - related parties                          733,328         239,838
     Deferred revenue                                            --               135
                                                         ------------    ------------

        Total Current Liabilities                           7,357,486       1,380,355
                                                         ------------    ------------

LONG TERM DEBT

     Notes payable - related parties                             --           632,000
     Notes payable                                               --            64,108
                                                         ------------    ------------

        Total Long-Term Debt                                     --           696,108
                                                         ------------    ------------

          Total Liabilities                                 7,357,486       2,076,463
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common stock, no par value; 200,000,000
      shares authorized; and 73,520,116 and 72,020,116
      shares issued and outstanding, respectively          22,420,211      12,943,211
     Accumulated deficit                                  (19,136,322)     (9,255,116)
                                                         ------------    ------------

        Total Stockholders' Equity                          3,283,889       3,688,095
                                                         ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                          $ 10,641,375    $  5,764,558
                                                         ============    ============



  The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                   2001                2000
                                               ------------        ------------

NET SALES                                      $    808,895        $  1,469,448

COST OF GOODS                                        49,100                --
                                               ------------        ------------

GROSS MARGIN                                        759,795           1,469,448

SELLING, GENERAL AND
 ADMINISTRATIVE
 EXPENSES                                        10,598,739           2,094,510
                                               ------------        ------------

LOSS FROM
 OPERATIONS                                      (9,838,944)           (625,062)
                                               ------------        ------------

OTHER INCOME (EXPENSE)

     Interest expense                               (44,799)            (18,506)
     Interest income                                  2,537              11,136
                                               ------------        ------------

        Total Other Income
         (Expense)                                  (42,262)             (7,370)
                                               ------------        ------------

INCOME TAX EXPENSE                                     --                  --
                                               ------------        ------------

NET LOSS                                       $ (9,881,206)       $   (632,432)
                                               ============        ============

BASIC LOSS PER COMMON
 SHARE                                         $      (0.14)       $      (0.01)
                                               ============        ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                     73,170,116          69,683,870
                                               ============        ============



  The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                                                                  Additional                              Total
                                                       Common Stock                Paid-In           Accumulated       Stockholders'
                                                 Shares            Amount          Capital             Deficit            Equity
                                                ----------       -----------       ---------        ------------        -----------
Balance,
 December 31, 1999                              69,683,870       $11,443,277       $(400,000)       $ (7,296,319)       $ 3,746,958

Performance on stock
 subscription                                         --                --           400,000                --              400,000

Fractional shares issued                               116              --              --                  --                 --

Common stock issued for
 cash                                            2,106,130         1,090,000            --                  --            1,090,000

Common stock issued for
 services                                          230,000           230,000            --                  --              230,000

Forgiveness of note payable
 as contribution of capital                           --             179,934            --                  --              179,934

Net loss for the
 year ended
 December 31, 2000                                    --                --              --            (1,958,797)        (1,958,797)
                                                ----------       -----------       ---------        ------------        -----------

Balance,
 December 31, 2000                              72,020,116        12,943,211            --            (9,255,116)         3,688,095
                                                ----------       -----------       ---------        ------------        -----------

Common stock
 issued for services                             1,500,000         9,477,000            --                  --            9,477,000

Net loss for the
 three months ended
 March 31, 2001                                       --                --              --            (9,881,206)        (9,881,206)
                                                ----------       -----------       ---------        ------------        -----------

Balance,
 March 31, 2001                                 73,520,116       $22,420,211       $    --          $(19,136,322)       $ 3,283,889
                                                ==========       ===========       =========        ============        ===========



  The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                      For the Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                          2001          2000
                                                      ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                          $(9,881,206)   $(632,432)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                        112,068      174,252
      Common stock issued for
       services                                          9,477,000         --
     Changes in operating assets and liabilities:
      Accounts receivable                                  (34,392)      22,979
      Inventories                                            5,237         --
      Other assets                                          31,753       (1,087)
      Accounts payable and accrued
       expenses                                             68,396       28,629
                                                       -----------    ---------

        Net Cash (Used) by Operating
         Activities                                       (221,144)    (407,659)
                                                       -----------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES

     Construction in progress                           (1,151,468)        --
     Capital expenditures                                   (1,949)     (40,185)
                                                       -----------    ---------

        Net Cash (Used) by Investing
         Activities                                     (1,153,417)     (40,185)
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings from related parties                             84,990      548,970
Payments of related party debt                            (223,500)        --
Borrowings of long-term debt                             1,629,278       10,000
Payments on long-term debt                                (148,863)      (7,510)
                                                       -----------    ---------

   Net Cash Provided
    By Financing Activities                            $ 1,341,905    $ 551,460
                                                       -----------    ---------


   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         2001            2000
                                                      ---------        --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                          $ (32,656)       $103,616

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                    273,215         193,007
                                                      ---------        --------

CASH AND EQUIVALENTS,
 END OF PERIOD                                        $ 240,559        $296,623
                                                      =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

     Cash paid for interest                           $  44,799        $ 18,506
     Cash paid for taxes                              $    --          $   --

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH FINANCING ACTIVITIES:

Year ended December 31, 2000

The President of the Company forgave a $179,934 note payable to him as a contribution of capital to the Company.






   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.