Form 10QSB
period 2001-06-30
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2001-07-31
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2001.

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

The number of shares of common stock outstanding as of June 30, 2001, is 73,520,116.


      Transitional Small Business Disclosure Format. Yes ___, No _X_.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following financial statements are filed as part of this report:

     The Consolidated Financial Statements of the Company for the three months and six months ended June 30, 2001, reviewed by HJ & Associates, certified public accountants.

Item 2. Management's Discussion and Plan of Operation:

Results of Operations:

During the first six months of 2001 the Company focused its activities on developing its co- generation of electricity operations through its Reno Project which will be operated by its wholly owned subsidiary EOPT Power Group - Nevada, Inc. The Company is acquiring a 20 acre industrial site with plans to construct two refining plants and three 10 megawatt electrical generators. The generators have been ordered and are presently scheduled for delivery in September 2001, with production scheduled to begin in the fourth quarter this year. EOPT is presently FERC licensed to privately sell electrical power. Fabrication of the refining plants is tentatively scheduled for completion in the second quarter of 2002. The power generators are designed to operate on either natural gas or diesel fuel. Sources for natural gas have been secured to initially operate the generators until such time as diesel from the on site refining plants will provide the diesel fuel. To facilitate the gathering of used oil for the Reno Project, the Company acquired Artesian Oil Recovery, Inc. in Oakland, California during the second quarter of 2001 for the sum of $485,000. Pending the completion of the refineries in the Reno Project, the used oil is being trucked to Nampa for processing.

The pilot refining plant in Nampa became fully operational in the second quarter of 2001. The plant production meets specifications for diesel, naphtha and residuum for asphalt and the Company is selling all of its production to local wholesalers. With the oil gathered by Artesian Oil Recovery, the Company has sources for sufficient feed oil to supply the Nampa plant requirements.

PDI has obtained several engineering contracts and continues to generate the majority of its revenues from providing services to oil and gas companies. The strength of the oil and gas exploration industry is expected to continue to provide revenue growth for PDI in the forseeable future.

Operations in the second quarter of 2001 resulted in consolidated revenues of $1,018,494 compared to $923,814 in the second quarter of 2000. The second quarter revenues were generated $766,949 by PDI and $251,545 by EOPT. Consolidated revenues increased by $94,680 from the second quarter of 2000. PDI also recorded $152,874 in revenues for services provided to EOPT (which are discounted by 10% on inter company services). These inter company revenues were eliminated in the consolidation, however, had these services been provided to unrelated third parties revenues for the period would have increased by $247,354. The Company had cost of sales of $116,667 during the six months ended June 30, 2001. These costs are for the used oil purchased, processed and sold at the Nampa, Idaho and Artesian facilities beginning in 2001. EOPT had net sales of $449,581 and PDI had net unrelated sales of $1,377,808 for the six months ended June 30, 2001.EOPT's gross margin was 74% of sales. EOPT refines used oil into diesel fuel, and other petroleum products. These products have a higher sales price than used oil alone, which can only be used as burner fuel or road base. PDI is an engineering service firm. Its costs are primarily payroll related and are included in Selling, General and Administrative Expenses (SG&A).

Consolidated revenues in the first six months of 2001 were $1,827,389 compared to $2,393,262 in the first six months of 2000. The decline of $565,873 was the result of PDI's involvement in the engineering of the Company's Reno Project. Inter company billings of $648,382 were eliminated in the consolidation. If the engineering services had been billed to an independent third party Company revenues would have increased by $62,509 over the comparable six month period.

The Company's business is labor intensive and its largest expense is payroll. For the six months ended June 30, 2001, the Company had compensation expense of approximately $10,869,000 or 94% of SG&A compared to approximately $1,512,000 or 43% of SG&A for the six months ended June 30, 2000. Included in compensation expense is $9,372,000 which is the value of the 1,500,000 shares of common stock issued for services. 6,564,999 shares were originally issued to a consultant for services to be rendered to the Company, however, the Company canceled 5,364,999 shares by agreement with the consultant. The balance of the shares were left with the consultant for services rendered to that point. Without the value of the shares issued to the consultant, compensation expense for the first six months of 2001 would have decreased by $15,000 compared to the same six months of 2000. The decrease is due to the completion of the development of the Nampa, Idaho facility.

The Company's cost cutting efforts and the Nampa facility going into production have combined to decrease its net loss from $532,498 in the three months ended June 30, 2000, to $35,891 in the same period of 2001. Excluding the value of the shares issued to the consultant in January 2001, the Company's loss for the first six months would have been $545,097 compared to $1,164,930 for the first six months of 2000. The Company expects its loss to decline even further in the third quarter of 2001 with a full three months of operations in Nampa and the Artesian Oil Recovery Company. The Reno facility is not expected to contribute significantly to operating results until the fourth quarter of 2001.

Liquidity and Capital Resources

The Company has entered into a funding agreement with a trust fund to borrow $10,500,000 for the construction of the electrical power production facility in the Reno Project. These funds are believed by management to be adequate to complete the construction of the power facility without requiring the Company to use its own funds. The Company paid $500,000 to PDI for the engineering services it provided. PDI used these funds to pay off its bank loans and lines of credit totaling $533,206. The balance of the loan funds will go to third party suppliers including the seller of the real property for the plant site. The Company received net loan proceeds of $6,000,000 in the first six months of 2001. The terms of the contract allows the funding source to determine if it will provide the additional $4,500,000 by August of 2001 based upon the Company meeting certain completion and performance criteria. Through June 30, 2001 the Company had incurred $4,464,069 for the cost of the Reno project.

The terms of the funding require the Company to repay the full amount borrowed in 1 year from the date first received. The Company believes that revenues from the energy contract will be sufficient to provide for timely repayment of the debt. However, if there are delays in the plant going on line or if projected revenues are not received timely or in the amounts expected, the Company may have to seek other financing to repay the obligation.

The Company issued 1,500,000 shares of its common stock for services to consultants. The shares were valued at the trading price of the shares on the date of issue. The total value of the shares issued for the consulting services was $9,477,000.

The Company used cash of $94,056 for its operations in the six months ended June 30, 2001 compared to $797,344 for the corresponding period in the prior year. At the present rate of cash consumption the Company has funds on hand for two additional quarters of operations, compared with only 1 quarter at the ending of March 2001. It is management's intent to raise additional capital, if necessary, through debt and/or equity financing. There is no assurance that such funds will be available or that the terms for such funds will be acceptable to the Company.

The Company's accounts receivable increased by $165,020 from December 31, 2000, to June 30, 2001. The increase was the result of the Company's expanded oil gathering business with the purchase of Artesian Oil Recovery. The Company has also begun to accumulate used oil for processing in the Nampa facility, therefore inventory levels increased by $50,115 in the same period.

The Company paid $1,024,706 of debt, $491,500 to related parties and $533,206 was paid to bank lines of credit. Accrued expenses increased by $175,621 primarily due to the interest accrued on the trust fund loans in the amount of $151,890. This interest has been capitalized in the cost of the Reno Project. Accounts payable increased by $89,485 due to the expanded operations of the Company in California through the purchase of Artesian Oil Recovery.

The Company is presently investigating, reviewing and considering additional used oil gathering facilities as well as seeking additional financing to acquire same. No agreements have been formalized as of this time.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.         None

Item 2.   Changes in Securities.             None

Item 3.   Defaults Upon Senior Securities.            None

Item 4.   Submission of Matters to a Vote of Security Holders.       None


Item 5.   Other Information.        None


Item 6.   Exhibits and Reports on form 8-K.

          (a)   No exhibits

          (b)   8K Reports were filed as follows:

          On May 18, 2001, Form 8KA dated May 18, 2001 was filed on Edgar, and reported

          A. EVOP through its subsidiary EOPT Power Group - Nevada, Inc. is negotiating a purchased power contract with Sierra Pacific Power Company, a public utility, for the electrical output of the first phase of its Reno Project.

          B. On May 14, 2001, EVOP acquired the assets of Artesian Oil Recovery Company, a fully "permitted" used oil transfer facility located in Oakland, California. EVOP paid $485,000 and took possession May 14, 2001.

          C. On April 24, 2001, EVOP formed its wholly owned subsidiary EOPT Power Group - Nevada, Inc. to operate the power production business in the Reno Project.




                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Environmental Oil Processing Technology Corporation
                                     (Registrant)


Date: July 25,  2001                   By                     /s/
                                         ---------------------------------------
                                              N. Tod Tripple, President and CEO

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2001 and December 31, 2000

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                           Consolidated Balance Sheets


                                     ASSETS

                                                      June 30,      December 31,
                                                        2001           2000
                                                    ------------    -----------
                                                    (Unaudited)

CURRENT ASSETS

     Cash                                           $    191,208    $   273,215
     Trade accounts receivable, less allowance for
       doubtful accounts of $23,000 and $23,000
       respectively                                      569,018        403,998
     Inventories                                          63,663         13,548
     Loan proceeds                                     4,500,000           --
     Other current assets                                 33,195        105,264
                                                    ------------    -----------

        Total Current Assets                           5,357,084        796,025
                                                    ------------    -----------

PROPERTY, PLANT AND EQUIPMENT                          2,916,312      2,332,146
     Less accumulated depreciation                      (340,011)      (293,439)
                                                    ------------    -----------

        Property, Plant and Equipment, Net             2,576,301      2,038,707
                                                    ------------    -----------

OTHER ASSETS

     Construction in progress                          4,464,069           --
     Deposits                                                 40             40
     Goodwill, net                                     2,752,222      2,929,786
                                                    ------------    -----------

        Total Other Assets                             7,216,331      2,929,826
                                                    ------------    -----------

        TOTAL ASSETS                                $ 15,149,716    $ 5,764,558
                                                    ============    ===========




   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30,      December 31,
                                                             2001            2000
                                                         ------------    ------------
                                                         (Unaudited)
CURRENT LIABILITIES

     Current portion of notes payable                    $ 10,500,000    $     81,731
     Accounts payable                                         226,029         136,544
     Accrued expenses                                         710,361         534,740
     Line of credit                                              --           387,367
     Notes payable - related parties                          465,328         239,838
     Deferred revenue                                            --               135
                                                         ------------    ------------

        Total Current Liabilities                          11,901,718       1,380,355
                                                         ------------    ------------

LONG TERM DEBT

     Notes payable - related parties                             --           632,000
     Notes payable                                               --            64,108
                                                         ------------    ------------

        Total Long-Term Debt                                     --           696,108
                                                         ------------    ------------

          Total Liabilities                                11,901,718       2,076,463
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common stock, no par value; 200,000,000
      shares authorized; and 73,520,116 and 72,020,116
      shares issued and outstanding, respectively          22,420,211      12,943,211
     Accumulated deficit                                  (19,172,213)     (9,255,116)
                                                         ------------    ------------

        Total Stockholders' Equity                          3,247,998       3,688,095
                                                         ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                          $ 15,149,716    $  5,764,558
                                                         ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                              For the Three Months Ended       For the Six Months Ended
                                       June 30,                        June 30,
                             ----------------------------    ----------------------------
                                 2001            2000            2001            2000
                             ------------    ------------    ------------    ------------
NET SALES                    $  1,018,494    $    923,814    $  1,827,389    $  2,393,262

COST OF GOODS                      67,567            --           116,667            --
                             ------------    ------------    ------------    ------------

GROSS MARGIN                      950,927         923,814       1,710,722       2,393,262

SELLING, GENERAL AND
 ADMINISTRATIVE
 EXPENSES                         977,298       1,445,582      11,576,037       3,540,092
                             ------------    ------------    ------------    ------------

LOSS FROM
 OPERATIONS                       (26,371)       (521,768)     (9,865,315)     (1,146,830)
                             ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

     Interest expense             (15,530)        (10,740)        (60,329)        (29,246)
     Interest income                6,010              10           8,547          11,146
                             ------------    ------------    ------------    ------------

        Total Other Income
         (Expense)                 (9,520)        (10,730)        (51,782)        (18,100)
                             ------------    ------------    ------------    ------------

INCOME TAX
 EXPENSE                             --              --              --              --
                             ------------    ------------    ------------    ------------

NET LOSS                     $    (35,891)   $   (532,498)   $ (9,917,097)   $ (1,164,930)
                             ============    ============    ============    ============

BASIC LOSS PER COMMON
 SHARE                       $      (0.00)   $      (0.03)   $      (0.14)   $      (0.05)
                             ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                   73,520,116      34,841,935      73,387,039      34,841,935
                             ============    ============    ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                            Additional                         Total
                                     Common Stock             Paid-In       Accumulated     Stockholders'
                                 Shares         Amount        Capital         Deficit          Equity
                              ------------   ------------   ------------    ------------    ------------
Balance,
 December 31, 1999              69,683,870   $ 11,443,277   $   (400,000)   $ (7,296,319)   $  3,746,958

Performance on stock
 subscription                         --             --          400,000            --           400,000

Fractional shares issued               116           --             --              --              --

Common stock issued for
 cash                            2,106,130      1,090,000           --              --         1,090,000

Common stock issued for
 services                          230,000        230,000           --              --           230,000

Forgiveness of note payable
 as contribution of capital           --          179,934           --              --           179,934

Net loss for the
 year ended
 December 31, 2000                    --             --             --        (1,958,797)     (1,958,797)
                              ------------   ------------   ------------    ------------    ------------

Balance,
 December 31, 2000              72,020,116     12,943,211           --        (9,255,116)      3,688,095

Common stock
 issued for services             1,500,000      9,477,000           --              --         9,477,000

Net loss for the
 six months ended
 June 30, 2001                        --             --             --        (9,917,097)     (9,917,097)
                              ------------   ------------   ------------    ------------    ------------

Balance,
 June 30, 2001                  73,520,116   $ 22,420,211   $       --      $(19,172,213)   $  3,247,998
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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                      For the Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                        $(9,917,097)   $(1,164,930)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                      224,136        381,279
      Common stock issued for
       services                                        9,477,000           --
     Changes in operating assets and liabilities:
      Accounts receivable                               (165,020)        (5,533)
      Inventories                                        (50,115)          --
      Other assets                                        72,069         (2,006)
      Accounts payable and accrued
       expenses                                          264,971         (6,154)
                                                     -----------    -----------

        Net Cash (Used) by Operating
         Activities                                      (94,056)      (797,344)
                                                     -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES

     Construction in progress                         (4,464,069)          --
     Capital expenditures                               (584,166)       (76,323)
                                                     -----------    -----------

        Net Cash (Used) by Investing
         Activities                                   (5,048,235)       (76,323)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from sale of common stock                     --          660,934
     Borrowings from related parties                      84,990        670,500
     Payments of related party debt                     (491,500)          --
     Borrowings of long-term debt                      6,000,000           --
     Payments on long-term debt                         (533,206)        (4,482)
                                                     -----------    -----------

        Net Cash Provided
         By Financing Activities                     $ 5,060,284    $ 1,326,952
                                                     -----------    -----------

   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       For the Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                         2001             2000
                                                      ---------        ---------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                          $ (82,007)       $ 453,285

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                    273,215          193,007
                                                      ---------        ---------

CASH AND EQUIVALENTS,
 END OF PERIOD                                        $ 191,208        $ 646,292
                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

     Cash paid for interest                           $  60,329        $  29,246
     Cash paid for taxes                              $    --          $    --

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH FINANCING ACTIVITIES:

Year ended December 31, 2000

The President of the Company forgave a $179,934 note payable to him as a contribution of capital to the Company.


   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.