Form 10QSB
period 2001-09-30
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2001-11-14
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

                        Commission file number : 0-29509

               Environmental Oil Processing Technology Corporation
               ---------------------------------------------------
                 (Exact name of business issuer in its charter)

         Utah                                              82-0520055
         ----                                              ----------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 2801 Brandt Avenue, Nampa, Idaho                              83687
 --------------------------------                              -----
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:          (208)-463-0063      Fax:     (208) 463-7601

                                (Former Address)

The number of shares of common stock outstanding as of June 30, 2001, is 73,220,116.

            Transitional Small Business Disclosure Format. Yes ___, No X .
                                                                       ---

Registrant  is  filing  Form  12b-25  with  reference  to  Item  1,   "Financial
Statements" and Item 2, "Management's Discussion and Analysis", and accordingly these items are omitted from this report.

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

         Registrant has filed Form 12b-25 with reference to this Item.

Item 2.           Management's Discussion and Plan of Operation:

         Registrant has filed Form 12b-25 with reference to this Item.


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         Project Development Industries, L.L.C., ("PDI") and several individuals (prior owners of PDI) filed a federal district court complaint against EOPT on September 14, 2001, in the United States District Court of Colorado, Case No. EDCV 01 WM-1714 in which Plaintiffs seek declaratory judgement, injunction, breach of Services Contract and unjust Enrichment. In particular, in August of 1999, EOPT and Plaintiffs entered into a certain Share Purchase Agreement that was subsequently amended. Plaintiffs seek the Court to declare the legal meaning and effect of certain provisions of that Agreement, more particularly, whether Plaintiffs can rescind the Agreement, receive back the ownership of PDI and retain 7 million shares of EOPT stock issued for the purchase of PDI. As to other claims, Plaintiffs seek (a) an unstated amount of money for damages they allegedly incurred by EOPT's alleged breach of Services Contract Agreement and
(b) attorney fees and costs of litigation. Denver office of counsel for EOPT has filed with the Court a Motion for Enlargement of time to file EOPT's Answer to the Complaint and Counterclaim. EOPT has defenses and counterclaims available which EOPT will actively pursue when it files the Answer and Counterclaim.

         On September 24, 2001, EOPT filed a complaint against LM Alternative, Inc. ("LMA") in the United States District Curt, Central District of California, Eastern Division, Case No. EDCV 01-0699 VAP (SGLx). EOPT seeks a money judgement against LMA. EOPT anticipates that in addition to filing an Answer denying EOPT's claims, LMA will file a Counterclaim seeking money damages against EOPT for breach of contract. The case arises as a result of orders placed by EOPT for electrical generators, and the alleged default by LMA. The parties have commenced a mediation schedule and informal exchange of discovery with a view towards a mutual settlement of their opposing claims. If the mediation is unsuccessful, LMA will file its responsive pleadings and the case will proceed to trial.

Item 2.           Changes in Securities.             None

Item 3.           Defaults Upon Senior Securities.            None

Item 4.           Submission of Matters to a Vote of Security Holders.   None

Item 5.           Other Information.

         On October 3, 2001, EOPT entered into a contract with PC&E as a division of Emerson (formerly Emerson Electric) for the design, fabrication, installation and start up of two oil processing plants for the Reno Project. The engineering of the plants is currently in progress and EOPT is currently negotiating with different sources for the funding of the fabrication of the plants. In addition on October 16, 2001, EOPT signed a contract with REDD Engineering for the engineering and fabrication of three new columns designed for production of diesel and naphtha which are to be used in the Nampa plant and the two Reno Project plants, and for a redesign of the Nampa plant's existing column for processing trans-mix as well as for a new column for processing trans-mix in one of the Reno Project plants. .

         EOPT recently received the last of the required Federal and State permits and approvals for construction and operation of an electrical production facility on the Reno Project. These permits are the Federal Energy Regulatory Commission's ("FERC") authorization to sell energy at market based rates, the Nevada Public Utility Commission Utility Environmental Planning Act Permit, the State of Nevada Department of Conservation and Natural Resources Air Quality operating Permit, and the Storey County Special Use Permit. EVOP has decided to not pursue the production of electricity at this time on the Reno Project, and is presently considering the sale of that portion of the Reno Project real property allocated to the production of electricity, which consists of approximately 5 acres of the project. The EOPT property is near the entrance to the Tahoe-Reno Industrial Center, one of the largest industrial zoned developments in the United States.

         On Friday November 9, 2001, EOPT received the remaining $4.5 Million dollars of the $10.5 Million dollar loan from a trust fund for the proceeding with the Reno Project. With some of the funding, EOPT closed the escrow for the purchase of approximately 20.6 acres of property in the Tahoe-Reno Industrial Park. The development and completion of the two oil processing plants for the Reno Project is scheduled for completion in the latter part of 2002.

         Statements  in  this  report  that  are  not  strictly  historical  are forward-looking statements. The Company makes these statements based on information available to it as of the date of this report and it assumes no responsibility to update or revise such forward-looking statements. Editors and investors are cautioned that such forward-looking statements involve risk and uncertainties that may cause the Company's actual results to differ materially from such forward- looking statements.

Item 6.    Exhibits and Reports on form 8-K.

           (a)      No exhibits except at attached to the 8K report following.

           (b) 8K Reports were filed as follows:  Form 8-K-A dated August
28, 01 together with Exhibit 99.1 attached thereto, both of which are attached hereto.

                                   SIGNATURES
                                   ----------

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Environmental Oil Processing Technology Corporation
                                  (Registrant)


  Date: November 14,  2001          By  /s/ N. Tod Tripple
                                        -------------------
                                            N. Tod Tripple, President and CEO