Form 10QSB/A
period 2001-09-30
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2001-11-19
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1
(Mark One)
   [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001.

   [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the transition period from ____________ to ___________

                        Commission file number : 0-29509

               Environmental Oil Processing Technology Corporation
               ----------------------------------------------------
                 (Exact name of business issuer in its charter)

         Utah                                             82-0520055
------------------------------                            ------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

 2801 Brandt Avenue, Nampa, Idaho                                  83687
----------------------------------------                        -----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:          (208)-463-0063         Fax: (208) 463-7601
------------------------------------------------------     --------------------

--------------------------------------------------------------------------------
                                (Former Address)

The number of shares of common stock outstanding as of September 30, 2001, is 73,520,116.

              Transitional Small Business Disclosure Format. Yes    , No   X .
                                                                ---       ---

                    The following items were the subject of a
                  Form 12b-25 and are included herein: Item 1., "Financial Statements" and Item 2., "Manage-
                    ment's Discussion and Plan of Operation".


                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

         The following financial statements are filed as part of this report:

         The Consolidated Financial Statements of the Company for the three months and nine months ended September 30, 2001, reviewed by HJ & Associates, certified public accountants.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2001 and December 31, 2000


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                          September 30,         December 31,
                                                             2001                   2000
                                                         ------------          ------------
                                                            (Unaudited)
CURRENT ASSETS

   Cash                                                  $     18,654          $    273,215
   Trade accounts receivable, less allowance for
     doubtful accounts of $10,000 and $23,000,
     respectively                                             161,393               403,998
   Inventories                                                119,266                13,548
   Loan proceeds                                            4,500,000                  --
   Other current assets                                        75,836               105,264
                                                         ------------          ------------

     Total Current Assets                                   4,875,149               796,025
                                                         ------------          ------------
PROPERTY, PLANT AND EQUIPMENT                               2,735,700             2,332,146
   Less accumulated depreciation                             (208,556)             (293,439)
                                                         ------------          ------------
     Property, Plant and Equipment, Net                     2,527,144             2,038,707
                                                         ------------          ------------
OTHER ASSETS

   Construction in progress                                 5,416,839                  --
   Deposits                                                        40                    40
   Goodwill, net                                                 --               2,929,786
   Net assets in excess of liabilities
     of discontinued operations (Note 3)                         --                    --
                                                         ------------          ------------
     Total Other Assets                                     5,416,879             2,929,826
                                                         ------------          ------------
     TOTAL ASSETS                                        $ 12,819,172          $  5,764,558
                                                         ============          ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            September 30,              December 31,
                                                                2001                      2000
                                                            ------------             ------------
                                                            (Unaudited)

CURRENT LIABILITIES

   Current portion of notes payable                         $ 10,500,000             $     81,731
   Accounts payable                                            1,180,077                  136,544
   Accrued expenses                                              828,276                  534,740
   Line of credit                                                   --                    387,367
   Notes payable - related parties                               237,490                  239,838
   Deferred revenue                                                 --                        135

     Total Current Liabilities                                12,745,843                1,380,355
                                                            ------------             ------------
LONG-TERM DEBT

   Notes payable - related parties                                  --                    632,000
   Notes payable                                                    --                     64,108
                                                            ------------             ------------
     Total Long-Term Debt                                           --                    696,108
                                                            ------------             ------------
       Total Liabilities                                      12,745,843                2,076,463
                                                            ------------             ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, no par value; 200,000,000
    shares authorized; 73,520,116 and 72,020,116
    shares issued and outstanding, respectively               22,420,211               12,943,211
   Accumulated deficit                                       (22,346,882)              (9,255,116)

     Total Stockholders' Equity                                   73,329                3,688,095
                                                            ------------             ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 12,819,172             $  5,764,558
                                                            ============             ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                For the                          For the
                                                          Nine Months Ended                 Three Months Ended
                                                            September 30,                     September 30,
                                                       2001           2000              2001              2000
                                                   ----------      ----------      ----------      ----------
NET SALES                                        $    877,564    $    844,096    $    427,983    $    291,568

COST OF GOODS SOLD                                    166,805            --            50,138            --
                                                   ----------      ----------      ----------      ----------
GROSS MARGIN                                          710,759         844,096         377,845         291,568

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                           11,191,065       2,167,079         499,182         924,787
                                                   ----------      ----------      ----------      ----------
LOSS FROM OPERATIONS                               10,480,306      (1,322,983)       (121,337)       (633,219)
                                                   ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)

   Interest expense                                   (41,254)        (29,246)         (7,212)           --
   Interest income                                      9,394          11,146             850              10
                                                   ----------      ----------      ----------      ----------
     Total Other Income (Expense)                     (31,860)        (18,100)         (6,362)             10
                                                   ----------      ----------      ----------      ----------
INCOME TAX EXPENSE                                       --              --              --              --
                                                   ----------      ----------      ----------      ----------
LOSS FROM CONTINUING
 OPERATIONS                                       (10,512,166)     (1,341,083)       (127,699)       (633,209)

 LOSS FROM DISCONTINUED
 OPERATIONS (Note 3)                               (2,579,600)       (742,432)     (3,046,968)       (285,376)
                                                   ----------      ----------      ----------      ----------
NET LOSS                                         $(13,091,766)   $ (2,083,515)   $ (3,174,667)   $   (918,585)

BASIC LOSS PER SHARE

   Loss from continuing operations               $      (0.14)   $      (0.02)   $      (0.00)   $      (0.01)
   Loss from discontinued operations                    (0.04)          (0.01)          (0.04)          (0.00)
                                                   ----------      ----------      ----------      ----------
     Basic loss per share                        $      (0.18)   $      (0.03)   $      (0.04)   $      (0.01)
                                                   ==========      ==========      ==========      ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                       73,404,731      70,518,670      73,520,116      70,518,670
                                                   ==========      ==========      ==========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                                           Additional                               Total
                                                     Common Stock           Paid-In         Accumulated          Stockholders'
                                               Shares          Amount       Capital           Deficit               Equity
                                              -----------   -----------   -----------       ------------         -----------
Balance,
 December 31, 1999                             69,683,870   $11,443,277   $  (400,000)      $( 7,296,319)        $  3,746,958

Performance on stock
 subscription                                        --            --         400,000               --               400,000

Fractional shares issued                              116          --            --                 --                  --

Common stock issued for cash                    2,106,130     1,090,000          --                 --             1,090,000

Common stock issued for services                  230,000       230,000          --                 --               230,000

Forgiveness of note payable as
 contribution of capital                             --         179,934          --                 --               179,934

Net loss for the year ended
 December 31, 2000                                   --            --            --           (1,958,797)         (1,958,797)
                                              -----------   -----------   -----------       ------------         -----------
Balance, December 31, 2000                     72,020,116    12,943,211          --           (9,255,116)          3,688,095

Common stock issued for services
 (unaudited)                                    1,500,000     9,477,000          --                 --             9,477,000

Net loss for the nine months ended
 September 30, 2001 (unaudited)                      --            --            --          (13,091,766)        (13,091,766)
                                              -----------   -----------   -----------       ------------         -----------
Balance, September 30, 2001
 (unaudited)                                   73,520,116   $22,420,211   $      --         $(22,346,882)        $    73,329
                                              ===========   ===========   ===========       ============         ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             2001                   2000
                                                                         -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                             $  (13,091,766)          $  (2,083,515)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                             244,260                 596,225
     Loss on impairment of goodwill                                          2,752,222                    --
     Loss on impairment of net assets in excess
       of liabilities of Project Development Industries                        294,746                    --
     Common stock issued for services                                        9,477,000                    --
   Changes in operating assets and liabilities:
     Accounts receivable                                                      (388,229)                152,177
     Inventories                                                              (105,718)                 (4,035)
     Other assets                                                                8,611                  (2,253)
     Accounts payable and accrued expenses                                   1,526,773                  13,115
                                                                         -------------           -------------
       Net Cash Provided (Used) by Operating Activities                        717,899              (1,328,286)
                                                                         -------------           -------------
CASH FLOWS USED IN INVESTING ACTIVITIES

   Cash forfeited in disposal of Project Development Industries                (37,932)                   --
   Construction in progress                                                 (5,416,839)                   --
   Capital expenditures                                                       (587,973)               (133,028)
                                                                         -------------           -------------
       Net Cash (Used) by Investing Activities                              (6,042,744)               (133,028)
                                                                         -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common stock                                             --                 1,103,999
   Borrowings from notes payable - related parties                              94,990                 797,435
   Payments on notes payable - related parties                                (491,500)                   --
   Proceeds from notes payable                                               6,000,000                    --
   Payments on notes payable                                                  (533,206)                (23,464)
                                                                         -------------           -------------
       Net Cash Provided by Financing Activities                             5,070,284               1,877,970
                                                                         -------------           -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (254,561)                416,656

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      273,215                 193,007
                                                                         -------------           -------------
CASH AND EQUIVALENTS, END OF PERIOD                                      $      18,654           $     609,663
                                                                         =============           =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                      For the
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             2001                   2000
                                                                         -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

   Cash paid for interest                                                $     n41,254             $    43,869
   Cash paid for taxes                                                   $       - -  $                   --

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH FINANCING ACTIVITIES:

Year ended December 31, 2000:

   The President of the Company forgave a $179,934 note payable to him as a contribution of capital to the Company.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 200 audited consolidated financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      MATERIAL EVENTS

              On September  14, 2001,  Project  Development  Industries,  L.L.C.
              (PDI), the Company's wholly-owned subsidiary, and several individuals filed a federal district court complaint against the Company, in the United States District Court of Colorado, Case No. EDCV 01WM-1714. PDI seeks declaratory judgment, injunction, breach of Services Contract and unjust enrichment. In particular, in August 1999, the Company and PDI entered into a certain Share Purchase Agreement that was subsequently amended. PDI seeks the Court to declare the legal meaning and effect of certain provisions of that Agreement, more particularly, whether PDI can rescind the Agreement, receive its Membership Interest Certificate back and retain 7 million shares of the Company's stock. As to the other claims, PDI seeks an unstated amount of money damages for damages it allegedly incurred by the Company's alleged breach of a Services Contract Agreement. The Company has until December 7, 2001, to answer or otherwise plead to the complaint. The Company has defenses and counterclaims available to it against PDI, which the Company will actively pursue and which will be presented when it files its Answer and Counterclaim in this case. PDI has sought a jury trial. In addition to the underlying causes of action, PDI is seeking attorneys' fees and costs of litigation. The amounts sought are uncertain.

              On September 24, 2001, the Company filed a federal district court complaint against LM Alternative, Inc., ("LMA"), in the United States District Court, Central District of California, Eastern Division, Case No. EDCV 01-0699 VAP (SGLx). The Company seeks a money judgment against LMA as prayed for in the Compliant. The Complaint was served on LMA on Friday, September 28, 2001. At the request of the attorney for LMA, LMA was granted an enlargement of time within which to file its Answer to the Complaint. It is anticipated that in addition to filing an Answer denying the Company's claims, LMA will file a Counterclaim seeking money damages against the Company for breach of contract. Most recently, the parties began a process of establishing a mediation schedule and informal exchange of discovery with a view towards a mutual settlement of their opposing claims. The Company is unable to comment on the probability of a mutual settlement. If the parties are unable to settle this matter, then LMA will file its Answer to the Complaint and any Counterclaim it may have against the Company and the case will proceed to trial. The respective claims of the Company against LMA and the amount of damages sought are set forth in the Company's Complaint.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 3 -      DISCONTINUED OPERATIONS

              On September 14, 2001, Project Development Industries, LLC (PDI), the Company's wholly- owned subsidiary, and several individuals filed a complaint in a federal district court (see Note 2).
              Because it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss, the Company has accounted for the operations of PDI as discontinued and has used PDI's financial statements as of the previous quarter at June 30, 2001. At June 30, 2001, PDI had net assets in excess of liabilities of $294,746. An allowance has been established for the net assets in excess of liabilities of PDI, thus, the value of the net assets of PDI at September 30, 2001 was $-0-. The following is a summary of loss from discontinued operations resulting from the litigation between PDI and the Company. The consolidated financial statements have been retroactively restated to reflect this event. However, if the outcome of the litigation is favorable to the Company and the discontinued operations of PDI are subsequently retained, the Company will reverse the loss previously accrued in connection with the accounting for PDI as discontinued operations.


                                                           For the                            For the
                                                     Nine Months Ended                  Three Months Ended
                                                         September 30,                      September 30,
                                                    2001             2000              2001              2000
                                             ----------------  ---------------   ---------------  ----------------
NET SALES                                    $      2,026,190  $     2,213,818   $             -  $        373,084

COST OF SALES                                               -                -                 -                 -
                                             ----------------  ---------------   ---------------  ----------------
GROSS MARGIN                                        2,026,190        2,213,818                 -           373,084

SELLING, GENERAL AND
 ADMINISTRATIVE                                     1,532,538        2,956,266                 -           658,466
                                             ----------------  ---------------   ---------------  ----------------
LOSS FROM OPERATIONS                                  493,652         (742,448)                -          (285,382)

OTHER INCOME (EXPENSE)

   Interest expense                                   (26,287)               -                 -                 -
   Interest income                                          3               16                 -                 6
   Loss on impairment of goodwill                  (2,752,222)               -        (2,752,222)                -
   Loss on impairment of net assets
     in excess of liabilities of Project
     Development Industries                          (294,746)               -          (294,746)                -
                                             ----------------  ---------------   ---------------  ----------------
     Total Other Income (Expense)                  (3,073,252)              16        (3,046,968)                6
                                             ----------------  ---------------   ---------------  ----------------
INCOME TAX EXPENSE                                          -                -                 -                 -
                                             ----------------  ---------------   ---------------  ----------------
LOSS FROM DISCONTINUED
 OPERATIONS                                  $     (2,579,600) $      (742,432)  $    (3,046,968) $       (285,376)
                                             ================  ===============   ================  ===============


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 4 -      SUBSEQUENT EVENTS

              Subsequent to September 30, 2001, the Company received the last of the required Federal and State permits and approvals for construction and operation of an electrical production facility on the Reno Project. The Company has decided to not pursue the production of electricity at this time on the Reno Project, and is presently considering the sale of that portion of the Reno Project real property allocated to the production of electricity, which consists of approximately five acres.

              On October 3, 2001, the Company entered into a contract with PC&E as a division of Emerson (formerly Emerson Electric) for the design, fabrication, installation and start up of two oil processing plants for the Reno Project. The total amount of the contract shall not exceed $300,000 with monthly payments made as work is performed.

              On October 16, 2001, the Company entered into a contract with REDD Engineering for the engineering and fabrication of three new columns designed for the production of diesel and naptha which are to be used in the Nampa plant and the two Reno Project plants, and for the redesign of the Nampa plant existing column for processing trans-mix as well as for a new column for processing trans-mix in one of the Reno Project Plants.

              On November 9, 2001, the Company received the remaining $4,500,000 of the $10,500,000 loan from a trust fund for proceeding with the Reno Project. A portion of the proceeds was used to close the escrow account for the purchase of approximately 20.6 acres in the Reno Project.

Item 2.           Management's Discussion and Plan of Operation:

         Results of Operations:

         During the first nine months of 2001 the Company focused its activities on developing its used oil refinery operations through its Reno Project which will be operated by its wholly owned subsidiary EOPT Power Group - Nevada, Inc. The Company has acquired a 20 acre industrial site with plans to construct two refining plants. Originally EOPT had planned to enter the business of co-generation of electrical power. The economics of co-generation of electrical power have substantially changed therefor the Company has decided to abandon this area of business. Fabrication of the refining plants is tentatively scheduled for completion in the latter part of 2002. To facilitate the gathering of used oil for the Reno Project, the Company acquired the assets of Artesian Oil Recovery, Inc. in Oakland, California during the second quarter of 2001 for the sum of $485,000. Pending the completion of the refineries in the Reno Project, the used oil is being trucked to Nampa for processing.
         The pilot refining plant in Nampa became fully operational in the second quarter of 2001. The plant production meets specifications for diesel, naphtha and residuum for asphalt and the Company is selling all of its production to local wholesalers. With the oil gathered by Artesian Oil Recovery, the Company has sources for sufficient feed oil to supply the Nampa plant requirements.
         During August the officers of PDI elected to withdraw from their merger with the Company. At the present time the Company is in litigation with PDI over the settlement of this matter. Accordingly, for the present time, the financial statements have been restated for PDI's discontinued operations pending the resolution of the litigation.
         Operations in the third quarter of 2001 resulted in consolidated revenues of $427,983 compared to $291,568 in the third quarter of 2000. Consolidated revenues increased by $136,415 from the third quarter of 2000. The Company had costs of sales of $50,138 during the three months ended September 30, 2001. These costs are for the used oil purchased, processed and sold at the Nampa, Idaho and Artesian facilities beginning in 2001. EOPT's gross margin was 88% of sales. During 2000 the Company was not buying used oil therefore there was no related cost of sales. During this time the Company was gathering waste oil at minimal cost.
             Selling, general administrative expense for the three months ended September 30, 2001, was $499,182 compared to $924,787 for the same period last year The decrease is due to the reduction in labor cost due to the completion of the refinery in Nampa.
            EOPT refines used oil into diesel fuel, and other petroleum products. These products have a higher sales price than used oil alone, which can only be used as burner fuel or road base.
            Consolidated revenues in the first nine months of 2001 were $877,564 compared to $844,096 in the first nine months of 2000.
         The Company's business is labor intensive and its largest expense is payroll. Included in selling, general administrative expenses for the nine months ended September 30, 2001, is $9,477,000 which is the value of the 1,500,000 shares of common stock issued for services during January 2001.
6,564,999 shares were originally issued to a consultant for services to be rendered to the Company, however, the Company cancelled 5,364,999 shares by agreement with the consultant. The balance of the shares were left with the consultant for services rendered to that point. Without the value of the shares issued to the consultant, selling, general administrative expense fo the nine months of 2001 would have decreased by $453,014 compared to the same nine months of 2000. The decrease is due to the completion of the development of the Nampa, Idaho facility.
         The Company's cost cutting efforts and the Nampa facility going into production have combined to decrease its net loss from operations from $633,209 in the three months ended September 30, 2000, to $127, 699 in the same period of 2001. Excluding the value of the shares issued to the consultant in January
2001, the Company's loss for the first nine months of 2001 would have been $1,035,166 compared to $1,341,083 for the first nine months of 2000. The Company expects its loss to decline even further in the fourth quarter of 2001 with a full six months of operations in Nampa and the Artesian Oil Recovery Company. The Reno facility is not expected to contribute to operations results until the fourth quarter of 2002.

         Liquidity and Capital Resources.
         The Company entered into a funding agreement with a trust fund to borrow $10,500,000 for the development and expansion of the Company business. Some of these funds were expended for the electrical production facility in the Reno Project, which is currently in litigation for recovery of unused funds. Some of the loan funds have been used to purchase the real property for the Reno Project, and the permitting of some of the property for electrical production. The Company received net loan proceeds of $6,000,000 in the first nine months of 2001, $500,000 in October, and the remaining $4,000,000 was received in November. Through September 30, 2001, the Company has incurred $5,416,839 for the cost of the Reno Project. The terms of the funding require the Company to repay the full amount borrowed in one year from the date funds were first received. The Company will need to consider other financing to repay the obligation in a timely manner.
         As reported above, the Company issued a net of 1,500,000 shares of its common stock for services rendered to consultants. The shares were valued at the trading price of the shares of the date of issue. The total value of the shares issued for the consulting services was $9,477,000.
         The Company generated cash from operations of $717,899 during the nine months ended September 30, 2001, compared to using cash in operations of $1,328,286 for the corresponding period in the prior year.
           It is management's intent to raise additional capital, through debt and/or equity financing. There is no assurance that such funds will be available or that the terms for such funds will be acceptable to the Company.
         The Company's accounts receivable increased by $388,229 from December 31, 2000, to September 30, 2001. The increase was the result of the Company's expanded oil gathering business with the purchase of Artesian Oil Recovery. The

Company has also begun to accumulate used oil for processing in the Nampa facility therefore inventory levels increased by $105,718 in the same period.
         The Company paid $533,206 of debt to banks. Accrued expenses increased by $293,536 primarily due to the interest accrued on the trust fund loans in the amount of $181,479. This interest has been capitalized in the cost of the Reno Project. Accounts payable increased by $1,043,533 due to the construction of the Reno facility.
         The Company has recorded a loss from discontinued operations in the amount of $2,579,600 related to the PDI separation. $2,752,222 of the loss relates to the write-off of PDI goodwill.
         The Company is presently investigating, reviewing and considering additional used oil gathering facilities as well as seeking additional financing to acquire same. No agreements have been formalized as of this time.


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         Project Development Industries, L.L.C., ("PDI") and several individuals (prior owners of PDI) filed a federal district court complaint against EOPT on September 14, 2001, in the United States District Court of Colorado, Case No. EDCV 01 WM-1714 in which Plaintiffs seek declaratory judgement, injunction, breach of Services Contract and unjust Enrichment. In particular, in August of 1999, EOPT and Plaintiffs entered into a certain Share Purchase Agreement that was subsequently amended. Plaintiffs seek the Court to declare the legal meaning and effect of certain provisions of that Agreement, more particularly, whether Plaintiffs can rescind the Agreement, receive back the ownership of PDI and retain 7 million shares of EOPT stock issued for the purchase of PDI. As to other claims, Plaintiffs seek (a) an unstated amount of money for damages they allegedly incurred by EOPT's alleged breach of Services Contract Agreement and
(b) attorney fees and costs of litigation. EOPT has defenses and counterclaims which EOPT intends to actively pursue. EOPT has until December 7, 2001, to answer or otherwise plead to the complaint.

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

Item 6.           Exhibits and Reports on form 8-K.

          (a)       No exhibits except as attached to the 8K/A report following.

          (b)       Exhibit  99.1:  Form 8-K-A dated August 28, 01 together with
                    Exhibit 99.1 attached thereto, both of which are attached hereto.

                                   SIGNATURES
                                   ----------

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Environmental Oil Processing Technology Corporation
                                  (Registrant)


     Date: November 19,  2001         By /s/ N. Tod Tripple
                                         -------------------------------------
                                             N. Tod Tripple, President and CEO