Form 10KSB
period 2001-12-31
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2002-03-29
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________

                        Commission file number : 0-29509

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
                 (Exact name of business issuer in its charter)

         UTAH                                                      82-0520055
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

         2801 Brandt Avenue, Nampa, Idaho                              83687
--------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:   (208)-463-0063             Fax:     (208)463-7601
                             --------------                      -------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered
=================================    =========================================

Securities registered under 12(g) of the Exchange Act:

                            Common Stock no par value
                           ---------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $1,258,099

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The aggregate market value of equity held by non-affiliates on March 27, 2002, at the price of $0.17 per share was $9,423,382.

(ISSUERS  INVOLVED IN BANKRUPTCY  PROCEEDINGS  DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the Issuers's classes of common equity, as of the latest practicable date. December 31, 2001, 73,220,116 shares of no par value common stock outstanding.

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

Transitional Small Business Disclosure Format.  Yes [ ] No [X]

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS.

History and Business Development.

Environmental Oil Processing Technology Corporation (EVOP) is a Utah corporation with an Idaho subsidiary corporation, Environmental Oil Processing Technology, Inc. The principal offices of both corporations and the pilot refining plant are located at 2801 Brandt Avenue, Nampa, Idaho 83687. The location is approximately 16 miles West of Boise, Idaho. The primary business of the Company is to design, fabricate and develop processing plants that will re-refine waste lubricating oil into petroleum products including naphtha (gasoline), diesel for fuel to power motors, and residuum to be used in asphalt products and as burner fuel.

The on site pilot plant started test operations in December of 1999 and continued testing during 2000 and 2001, and, from time to time, produced refined petroleum products as designed. During the latter part of 2001 Management, with the assistance of new consulting engineers, redesigned portions of the plant to improve efficiency, continuity and quality of petroleum products. Making the improvements to the plant required shutting the plant down until the improvements are completed. Management expects the improvements and revisions in the plant to be completed by the end of May, 2002, and expects the plant to resume producing petroleum products at that time. Management intends to operate the Nampa processing plant as a pilot and experimental plant, and to build and operate additional plants as Company owned projects.

In order to gather used lubricating oil to feed the Nampa plant, the Company, and its predecessors, developed a gathering and collecting system which it has been continuously operating since 1994.

Growth and Expansion.

To grow the Company Management during 2001 commenced the following operations:

         1. The acquisition in May of the assets of Artesian Oil Recovery, Inc., a Nevada corporation, doing business in Oakland, California. The Company formed a subsidiary corporation EOPT Oil Recovery, Inc., a California corporation, to operate the business under the fictitious business name of Artesian Oil Recovery. The oil recovered from Artesian is being transported by commercial trucking companies to Nampa for treatment and for resale to customers using used oil for burner and bunker fuel. When the Nampa plant is reconditioned, the oil from Artesian is expected to be refined in the plant into petroleum products.

         2. The organization in August of EOPT Refining of Nevada, Inc., a subsidiary corporation to purchase the real property and develop a refining facility in the Reno, Nevada, area to refine used lubricating oil gathered in both Nevada and California. The corporation acquired approximately 20 acres in the Reno Industrial park, and is currently preparing approximately 15 acres of such land for a used oil . refining facility. The site is planned to include two refining plants, and a tank farm and transporting facility for both trucking and railroad transfers. PC&E, of St. Louis, a subsidiary of Emerson (formerly Emerson Electric), with the cooperation of Redd Engineering of Salt Lake City, is preparing the engineering and construction plans for the improvements to be located on the Reno site. The Company does not now have a source of financing to proceed with the fabrication of the refining plants.

         3. The organization in April of EOPT Power Group Nevada, Inc., a subsidiary corporation to develop the remaining 5 acres on the Reno site for generation of electricity. Management intended that the power plant would use fuel from the refining site to run the power plant. The power corporation successfully obtained all of the required permits from the State of Nevada and the Federal agencies for the construction of a power plant, and the property is considered a "fully permitted" site. The manufacturer of the electric generators was not able to timely deliver the generating equipment. The Company is currently involved in litigation with the manufacturer who was to provide the equipment. (See "Legal Proceedings" page 8, Item 2). The Company has the "permitted" property for sale for an asking price of $20.5 Million and is negotiating with several companies for the sale thereof. Until the property is sold, the Company is not ruling out the development of the site for the production of electricity.

Overall Purpose of the Company.

The design of the Company's processing plant is to produce useful petroleum based products from used motor lubricating oil that is now considered an environmental hazard in most parts of the developed world. In addition to eliminating any environmental hazard from the accumulation of used lubricating oil the resulting petroleum products will (a) fuel diesel and gasoline engines,
(b) provide burner fuel to generate heat for many applications including the production of electrical energy in co-generating systems, and (c) add usable ingredients to different asphalt applications. Management's long range outlook includes building and operating refining plants and co-generating electrical plants located in both the continental United States and in foreign countries where there is access to used lubricating oil. The Company has been approached by several continental and international firms who have expressed interest in having a processing plant in their locality to manage the used lubricating oil surpluses and to provide petroleum products and electrical power.

History of Business:

Environmental Oil Services Company, LLC, a predecessor company, was organized and financed in 1994 for the purpose of (i) locating in Southwestern Idaho a plant for re-refining used lubricating oil into usable petroleum products, and
(ii) establishing a system to gather the used oil for the plant. The predecessor company (i) purchased four vacuum tank trucks, installed a tank farm to contain, separate and circulate the used oil and began gathering used oil throughout southern Idaho, eastern Oregon and eastern Washington, and (ii) purchased a processing plant from a manufacturing company in the East, which was installed at the present location. After several months of continuous efforts by the manufacturer and the predecessor company, the plant was unable to perform according to the manufacturer's claims, the plant was demolished and removed. In order to maintain its sources for used lubricating oil, the predecessor company continued the waste oil gathering business, and sold the oil to local and coastal used-oil consumers, even though operating at a loss.

In early 1995 the predecessor company retained Jacobs Engineering Group in Denver, Colorado, to design and develop a plant to process and re-refine used lubricating oil into petroleum products. Following Jacob's design, the predecessor company constructed the presently existing processing plant in compliance with all EPA and other governmental regulations. The plant conducted initial test runs in April and May of 1997, and established that the production of naphtha, diesel and other by-products was possible. After evaluating the estimated cost of completing and implementing equipment for producing diesel fuel meeting road specifications, the predecessor company elected to discontinue the completion of the plant.

In December of 1997, Environmental Oil Services, Inc., ("EOS") organized and owned by Mr. N. Tod Tripple, acquired all of the existing business of Environmental Oil Services Company, LLC, with the issuance of its stock. During the calendar year 1998, EOS continued gathering used lubricating oil and the handling of related hazardous waste materials, and continued the evaluation of the processing plant with the intent of producing marketable petroleum products. In March of 1999 EOS merged with EOPT, (also principally owned by N. Tod Tripple) the Company, that is presently operating the business and completing the processing plant.

Presently the processing plant is a fully "permitted plant" meeting all the requirements of the EPA and all Federal and State air quality requirements and all other governmental agencies.

Description of Current Business.

The Company intends to continue to gather used lubricating oil, and includes gathering used oil filters, collecting waste water for treatment, and collecting antifreeze for recycling through other processors. The gathering system operates in the geographical areas commonly known as southwestern and southeastern Idaho, the tri-cities area of eastern Washington, and eastern Oregon. In addition, the same type of oil gathering and related services are performed in the Oakland, California area, through the facilities of EOPT Oil Recovery, Inc. dba Artesian Oil Recovery. The Company has enlarged its oil gathering capacity by entering into specific contracts for acquiring sizable quantities of used lubricating oil, contaminated diesel, other fuels, and related products from large users of such products. Presently the Company gathers in excess of 2,400,000 gallons of used-oil annually, and maintains in storage in excess of 800,000 gallons of waste oil inventory for the anticipated operation of the processing plant. The used oil that is gathered is cleaned, dewatered, and prepared as plant feed oil. Any residual oil not used as feed oil, or residual oil that is not processed by the plant is resold to customers who are able to burn clean used-oil. Such companies usually are asphalt manufacturing plants and remote construction products manufacturers who require heat in their production processes. Some fuel has been marketed to western coastal areas for use as bunker fuel in the ocean shipping industry.. In October of 1999, the Company completed the installation of a reconditioned water cleaning plant to purify the water from the processing plant operation, as well as other contaminated water collected from customers. The treated water is then of a quality acceptable for introduction into the local sewer system.

Management considers the plant operational, although currently shut down for modification and improvements. The plant is designed to refine in excess of 5,000,000 gallons of used-oil annually, and to produce in excess of 3,500,000 gallons of naphtha, diesel and residuum (burner) fuels. The plant uses the non liquid gasses that are produced in the process of refining for the purposes of generating the heat required in operating the processing plant. The Company continues to expand its gathering system and enter into arrangements to acquire used motor lubricating oil from other commercial gatherers. Management is of the present opinion that it will be able to acquire the additional feed oil necessary to operate the processing plant on a full time basis, which is approximately eleven months out of the year.

On a larger scale the Company continues to negotiate for other locations for the construction of additional plants for providing the same or similar services as the Nampa facility, with the added potential of generating electrical power.

During the third quarter of 2001 it became apparent that other engineering capability was available to the Company and that management of the Company's subsidiary Project Development Industries, L.L.C. ("PDI") was discontent, as a result of which litigation was entered into (See Item IV) and PDI and the Company parted and are no longer affiliated. Management of the Company is pleased with the availability of engineering and other consulting services in replacement of the services previously provided by PDI.

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

Employees.

Effective the date of this report, Registrant has 1 part time and 30 full time employees.

Forward Looking Statements.

The foregoing statements in this "Description of Business" concerning the development and growth of the Company, and particularly the planned development of the Reno facilities and the future of the "permitted property" are forward-looking statements as well as any other statements that are not historical in context.. The statements provided are based on information available to Management as of the date hereof, and the Company assumes no obligation to revise or update such forward-looking statements. Readers are cautioned that such forward-looking statements involve risk and uncertainties that may cause the Company's actual results to differ materially from such forward-looking statements.

ITEM  2. DESCRIPTION OF PROPERTY.

1.       Company Principal Office.

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

         f. The Company has under lease 5 additional storage tanks located in different parts of the service area to facilitate the gathering and storing of waste oil. The monthly cost of such tanks is $2,475.

         g. The real estate, improvements, and processing plant are subject to a deed of trust in favor of Lewis & Clark College securing a promissory note and interest earned, in the principal amount of $10,500,000.

2.       EOPT Reno Project.

         The Company has acquired fee title to approximately 20 acres in the Reno Industrial Park located in the Reno, Nevada, vicinity. The real property is unimproved with on site development presently in progress. Approximately 15 acres is planned for oil refining plants and related equipment, and approximately 5 acres is planned and permitted for the generation of electricity. The property is subject to a deed of trust in favor of Lewis & Clark College securing a promissory note and interest earned, in the principal amount of $10,500,000.

3.       Artesian Oil Recovery.

         In May of 2001 the Company acquired the assets of Artesian Oil Recovery, Inc. located in Oakland, California. The assets included a lease on the premises at 2306 Magnolia Street, Oakland, California, which lease continues until September 2005. Tenant has the option to extend the lease for two 5 year periods. The rent on the premises is $1,250 per month. Other assets of the Company include a 1985 GMC 7000 Tanker Truck, 1979 International S1854 Tanker Truck, office equipment, four storage tanks i.e. 9400 gal, 2-2,000 gal. and a 1,500 gal tank, and miscellaneous operating equipment.

ITEM  3. LEGAL PROCEEDINGS.

1. On September 14, 2001, Project Development Industries, L.L.C. (PDI), the Company's wholly owned subsidiary and several individuals who were former owners of PDI, including former director Grayson Evans, filed a federal district court complaint against the Company in the United States Court of Colorado, Case No. EDCV01WM-1714. PDI was seeking rescission of the Company's purchase of PDI for 7 million shares of the Company's stock and a $6 million promissory note. The Company asserted counterclaims for breach of contract and negligent misrepresentation. The matter was dismissed with prejudice on March 4, 2002, following a settlement under which the Companyt paid a $155,000 invoice previously tendered by PDI and the former owners of PDI returned 4 million shares of stock and cancelled the $6 million promissory note.

2. On September 24, 2001, the Company filed a federal district court complaint against LM Alternative, Inc. (LMA) in the United States District Court, Central District of California, Eastern Division, Case Ano. EDCV 01-0699 VAP (SGLx). The Company seeks a money judgment against LMA for breach of contract for failure to manufacture generators in accordance with contract specifications and failure to deliver the products. The Company seeks compensatory damages in the amount of $2,620,000, incidental damages incurred in the amount of $1,035,340, and consequential damages in the amount of $16,000,000. The Complaint was served on LMA on September 28, 2001. On March 20, 2002, LMA filed its Answer denying any liability arising from the allegations in the Complaint, and counterclaims for $10,000,000 in damages arising from the alleged breach of contract by the Company. The Company is unable to comment on the probability of a mutual settlement at this time.

3. On February 25, 2002, American Moistening Company, Inc. (AMCO) filed a Complaint in North Carolina in the Superior Court Division of Mecklenburg County, Case No. 01- CVS-3321. AMCO seeks a money judgment against the Company for $165,840 for services and goods allegedly performed or manufactured for the Company during 2001. The Complaint was served on the Company on March 4, 2002. The Company intends to timely file an answer and will assert that the Company canceled its purchase order and that AMCO failed to mitigate its damages.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         1.  Market for Common Stock.

Registrant's common stock started trading in January 2001 and is currently traded on the NASDAQ over-the-counter Bulletin Board under the symbol "EVOP".The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of the quotes is Big Charts, Tabular Java Chart.

         Year 2001                                 High             Low

         First Quarter........................     $9.10            $0.30
         Second Quarter.......................     $1.42            $0.30
         Third Quarter........................     $0.65            $0.16
         Fourth Quarter.......................     $0.35            $0.16

         b. Holders of Common Stock. The approximate number of holders of record of the Registrant's common stock was 5,550 as of March 22, 2002. A number of the Company's record shareholders are broker/dealers who are holding record title for other customers, and accordingly management believes the actual number of beneficial holders of its common stock is greater than the number of shareholders of record.

         c. Dividends.   There  have  been  no cash or  other  distributions  or
dividends.

         d. Unregistered Equity Securities Sold by Registrant During the Fourth Quarter of 2001.

         There were no sales of unregistered securities during the Fourth Quarter of 2001.

ITEM  6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION.

During 2001 Registrant secured a $10,500,000 loan from a non-shareholder private lender which was used to purchase and begin development and engineering of approximately 20 acres in the Reno Industrial Park for the Reno Project, approximately $500,000 to acquire Artesian Oil Recovery company in Oakland, California, to recover oil for the Reno Project, and to finance the the new fractionating column and other modifications in the Nampa refining plant.

The Reno Project presently consists of completing land development on 15 acres of land for the refining plants and preliminary engineering for construction of two refining plants. The site preparation has been nearly completed and the engineering and design work is in the advanced stages. Engineering for the Reno project is being completed by PC&E of St. Louis, a subsidiary of Emerson (formerly Emerson Electric) and Redd Engineering in Salt Lake City, Utah. Approximately $30,000,000 is needed to construct, locate and start up the two plants which could be operating by the second quarter of 2003 if financing is soon obtained. . Management plans on raising $55,000,000 from either a debt offering or from an offering of common stock to retire the original $10,500,000 loan and raise the funds necessary to complete the Reno Project. The remaining 5 acres originally intended for the generation of electricity is presently "fully permitted" for that purpose both on the state and federal level. The 5 acres is presently for sale for $20,500,000 with several inquiring parties. Registrant has not totally ruled out proceeding with the co-generation facility, contingent on the most favorable source of financing.

Approximately $500,000 was used to acquire the assets of Artesian Oil Recovery in Oakland California, to gather oil for the Reno Project. Pending completion of the Reno plant, the oil is being transported to Nampa for processing when the plant is operational, and until that time, the oil is being resold to customers who burn oil.

The modifications of the Nampa plant are expected to be completed by mid 2002 at which time the plant will commence refining the used oil into petroleum products, which will enhance the revenues. Management anticipates having positive cash flow from operations when the plant is operating.

Registrant's former subsidiary PDI was disposed of in 2001. The former owners filed a lawsuit for rescission of the acquisition of PDI based on the acquisition agreements, and a settlement agreement was reached under which Registrant received back 4,000,000 shares of the 7,000,000 shares issued for PDI. (See "Legal Proceedings" page 8, Item 1). As a result of the disposition Registrant's financial statements have been restated to reflect PDI as discontinued operations. This means that Registrant's financial statements only reflect its core business of used oil gathering and refining after recognizing a significant loss for discontinued operations.

The Company's operations as of the year end December 31, 2001, reflected sales of used oil products of approximately $1,258,000 compared to $783,000 in 2000. Cost of sales were approximately $262,000 in 2001, which relates to the cost of collecting oil in California and transporting it to Idaho. In 2000 the Company did not collect used oil in California. This is an increase in sales of 61%, which is the result of approximately $273,000 of new revenues generated by Artesian and $202,000 of additional revenues from the Nampa refinery. Operating expenses increased by approximately $10,918,000 in 2001 over 2000. $9,372,000 of this increase is the value of 1,200,000 shares of the Company's common stock which were issued to a consultant for consulting services, $300,000 for the value of options issued to non-employees, and $561,000 for the value of options issued to employees. Generally Accepted Accounting Principles require that the issuance of non cash compensation in the form of stock and stock options be valued at fair value, which approximates market value. Excluding these non cash expenses Operating Expenses increased by approximately $685,000. Material components of this increase are legal fees of about $150,000 in connection with the PDI termination and $275,000 increased payroll. Approximately $157,000 of the increased Operating Expenses relate to Artesian, of which $74,000 was payroll. The balance of the increased overhead is due to the operation of the Nampa refinery in 2001, which was not at full time capacity.

The Company recorded a loss of discontinued operations of $2,570,000 in 2001 compared to $355,000 in 2000. The 2001 loss includes $3,047,000 for the impairment of goodwill and its net assets in excess of liabilities of PDI. Subsequently in 2002, the Company recovered 4,000,000 shares of its common stock from the former owners of PDI.

Liquidity and Capital Resources.

The Company used $380,000 of cash in its operations during 2001 compared to $1,431,000 in 2000. This reduction is due to an increase in accounts payable and accrued expenses of $1,268,000 compared to a decrease of $50,000 in the prior year. Accounts receivable increased by $353,000 and inventory increased by $170,000 due to the addition of Artesian and the increased operations in Nampa.

The Company used cash in its investing activities of $8,175,000 in 2001 compared to $128,000 in 2000. The $128,000 was used in 2000 for improvements at the Nampa facility. In 2001 $1,674,000 was used for Nampa plant improvements, $485,000 to purchase Artesian and $5,978,000 was invested in the Reno Project.

The source of these funds was primarily $10,500,000 borrowed from a college in 2001. The Company received $1,490,000 from the issuance of common stock in 2000. The Company used $533,000 to repayment of outside loans and $759,000 to repay shareholder loans in 2001.

The Company had approximately $1,000,000 in cash at the end of 2001. The Company's negative cash flow from operations averaged $15,000 per month in 2001, and is expected to be positive by mid 2002. Accordingly, Management believes that it has sufficient reserves to meet its operating needs for the next twelve months. However, in order to complete the Reno Project an estimated $30,000,000 is required. The Company is seeking these funds through a debt or equity financing as explained above. Also the $10,500,000 borrowed from the college is due on March 31, 2002. Preliminary discussion with the College indicate that the loan term will be extended. There is no assurance that the funds the Company is seeking will be available or that if available will be under terms acceptable to the Company. If the investment funds are not received, Management intends to use the sale proceeds from the excess property in Reno to repay the college loan.

Forward Looking Statements.

The foregoing statements in this MD&A concerning the activity, operations and plans of the Company, and particularly the planned development of the Reno facilities and the future of the "permitted property" are forward-looking statements as well as any other statements that are not historical in context.. The statements provided are based on information available to Management as of the date hereof, and the Company assumes no obligation to revise or update such forward-looking statements. Readers are cautioned that such forward-looking statements involve risk and uncertainties that may cause the Company's actual results to differ materially from such forward-looking statements.

ITEM  7. FINANCIAL STATEMENTS.

         Included herewith are the audited Financial Statements of Registrant for the years ended December 31, 2001, and December 31, 2000.

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

     9.1      Directors and Officers.

                  Name      Age              Position                           Date
                  -----     ---              --------                           ----
Appointed
---------
Norvin T. (Tod) Tripple     65     Director, President and CEO         February 14, 2000
Leo B. (Tony) Tripple       59     Director  and Vice Pres.            February 14, 2000
Marilyn J. Tripple          65     Director and Secretary              February 14, 2000


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

Business Experience of Officers and Directors:

Norvin T. (Tod) Tripple. Mr. Tod Tripple has been in senior management of the Company and its predecessors since the latter part of 1994, and has been the President and CEO of the Company and its immediate predecessor since December 1997. He was Idaho Division Sales Manager for Harbor Oil of Portland from 1992-1994, and President of Touch Technologies, Inc. from 1984-1992.

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

Marilyn J. Tripple . Mrs. Tripple has served as Office Manager and Executive Secretary for the Company and its predecessors since inception in 1994. Previously she was Office Manager and Secretary for Rangen's, Buhl, Idaho 1993-1994, and for H & A Land & Cattle, Inc., of Dietrich, Idaho from 1988 -1993.

Compliance with Section 16(a) of the Exchange Act:

         No officer, director or 10% holder (all 10% holders are officers and directors) filed either Form 4 or Form 5 for calendar year 2001.

ITEM  10.        EXECUTIVE COMPENSATION.

The year 2001 salary and stock remuneration paid or accrued by EVOP to the officers and directors and other benefits received by each of them are set forth below:

The financial statements do not reflect any executive compensation for N. Tod Tripple nor for Marilyn Tripple for the fiscal year ended December 31, 2001, nor is there any executive compensation presently established for either of them for the current year 2002. During the twelve months ended December 31, 2001, Environmental Oil Processing Technology, Inc. ("EOPT" a subsidiary of
Registrant) paid $759,055 to Mr. Tod Tripple in payment of interest and repayment of loans he previously made to EOPT. The Company paid compensation of $36,000 to Leo B. (Tony) Tripple.

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

         The following table reflects the ownership by the persons indicated as of December 31, 2001.

a:       Beneficial Owners,  known to Registrant,  owning more than 5% of voting securities:

         Name and Address                   Amount & Nature
         of Beneficial Owner                of Benef. Owner            Catagory                  Percent
         -------------------                ---------------            --------                  -------
         N. Tod and Marilyn Tripple          8,254,634                 Director, Officer         11.27%
         2801 Brandt Ave.
         Nampa, Idaho 83687

         Leo B. (Tony) Tripple               9,533,822                 Director, Officer         12.87%
         2801 Brandt Ave.
         Nampa, Idaho 83687


         Officers and Directors as a        17,788,456                                           24.29%
         Group

Note: On October 1, 2001, N. Tod Tripple was granted an option to purchase 3,600,000 shares of common stock at the strike price of $0.17 per share, said option to expire on November 1, 2004.

ITEM  12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:


Management is not aware of any material transaction, or a proposed transaction, to which the Registrant was or is to be a party, in which any director, executive officer, nominee for directorship, security-holder or immediate family member had a direct or indirect material interest as defined by Rule 404 of Regulation S-B, except for the transaction between Environmental Oil Processing Technology, Inc.

ITEM  13.        EXHIBITS AND REPORTS ON FORM 8-K

         There are no exhibits and there were no Form 8Ks filed during the 4th quarter.

SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Environmental Oil Processing Technology Corporation


Date: March 28, 2002       By /s/ Norvin T. (Tod) Tripple
                           ------------------------------
                                  Norvin T. (Tod) Tripple, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         By: /s/ Norvin T. (Tod) Tripple                       March 28, 2002.
         -------------------------------
                 Norvin T. (Tod) Tripple
                 President, CEO & Director

         By: /s/ Leo B. (Tony) Tripple                         March 28, 2002
         -----------------------------
                 Leo B. (Tony) Tripple
                 Vice President & Director

         By: /s/ Marilyn J. Tripple                            March 28, 2002
         --------------------------
                 Marilyn J. Tripple
                 Secretary & Director

                          ENVIRONMENTAL OIL PROCESSING
                             TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S


Independent Auditors' Report............................................... F-3

Consolidated Balance Sheet................................................. F-4

Consolidated Statements of Operations...................................... F-6

Consolidated Statements of Stockholders' Equity (Deficit).................. F-7

Consolidated Statements of Cash Flows...................................... F-8

Notes to Consolidated Financial Statements.................................F-10

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Environmental Oil Processing Technology Corporation and Subsidiaries
Nampa, Idaho

We have audited the accompanying consolidated balance sheet of Environmental Oil Processing Technology Corporation and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Oil Processing Technology Corporation and Subsidiaries as of
December 31, 2001 and the consolidated results of their operations , stockholders' equity (deficit) and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and has a working capital deficit of $11,033,264, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


By: /s/ HJ & Associates, LLC
----------------------------
HJ & Associates, LLC
Salt Lake City, Utah
March 20, 2002,  except for the third paragraph under the litigation  heading in
Note 7 as to which the date is March 26, 2002

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                    December 31,
                                                        2001
                                                   ------------
CURRENT ASSETS

   Cash                                            $  1,076,799
   Trade accounts receivable, less allowance for
     doubtful accounts of $10,000                       129,285
   Inventories                                          190,943
   Other current assets                                  48,358
                                                   ------------

     Total Current Assets                             1,445,385
                                                   ------------

PROPERTY, PLANT AND EQUIPMENT (Note 3)                3,878,670
   Less accumulated depreciation                       (237,193)
                                                   ------------

     Property, Plant and Equipment, Net               3,641,477
                                                   ------------

OTHER ASSETS

   Construction in progress (Note 4)                  5,978,012
   Deposits                                                  40
   Intangible assets, net (Note 5)                      394,800
   Net assets in excess of liabilities of
     discontinued operations (Note 13)                     --
   Unamortized debt issue costs (Note 6)                 52,500
                                                   ------------

     Total Other Assets                               6,425,352
                                                   ------------

     TOTAL ASSETS                                  $ 11,512,214
                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               December 31,
                                                                   2001
                                                                ------------
CURRENT LIABILITIES

   Accounts payable                                             $    506,676
   Accrued expenses                                                1,236,081
   Notes payable - related parties (Note 9)                          210,000
   Notes payable (Note 8)                                         10,525,892
                                                                ------------

     Total Current Liabilities                                    12,478,649
                                                                ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, no par value; 200,000,000 shares authorized;
     and 73,220,116 shares issued and outstanding                 23,176,950
   Accumulated deficit                                           (24,143,385)
                                                                ------------

     Total Stockholders' Equity (Deficit)                           (966,435)
                                                                ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $ 11,512,214
                                                                ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                   For the Years Ended
                                                       December 31,
                                                   2001           2000
                                              ------------    ------------
NET SALES                                     $  1,258,099    $    782,765

COST OF GOODS                                      262,274            --
                                              ------------    ------------

GROSS MARGIN                                       995,825         782,765
                                              ------------    ------------

OPERATING EXPENSES

   Amortization of debt issue costs                157,500            --
   Consulting                                    9,428,502          40,869
   Depreciation and amortization                   122,209          77,448
   Selling, general and administrative           3,574,651       2,246,664
                                              ------------    ------------

     Total Operating Expenses                   13,282,862       2,364,981
                                              ------------    ------------

LOSS FROM OPERATIONS                           (12,287,037)     (1,582,216)
                                              ------------    ------------

OTHER INCOME (EXPENSES)

   Interest expense                                (42,832)        (38,971)
   Interest income                                  11,826          17,288
                                              ------------    ------------

     Total Other Income (Expense)                  (31,006)        (21,683)
                                              ------------    ------------

INCOME TAX EXPENSE                                    --              --
                                              ------------    ------------

LOSS FROM CONTINUING OPERATIONS                (12,318,043)     (1,603,899)

LOSS FROM DISCONTINUED OPERATIONS (Note 13)     (2,570,226)       (354,898)
                                              ------------    ------------

NET LOSS                                      $(14,888,269)   $ (1,958,797)
                                              ============    ============

BASIC LOSS PER SHARE

   Loss from continuing operations            $      (0.17)   $      (0.02)
   Loss from discontinued operations                 (0.03)          (0.01)
                                              ------------    ------------

   Basic loss per share                       $      (0.20)   $      (0.03)
                                              ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING             73,203,678      70,746,911
                                              ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                   Stock                       Stockholders'
                                         Common Stock           Subscription    Accumulated        Equity
                                     Shares         Amount       Receivable       Deficit         (Deficit)
                                  ------------   ------------   ------------    ------------    ------------
Balance, December 31, 1999          69,683,870   $ 11,443,277   $   (400,000)   $ (7,296,319)   $  3,746,958

Performance on stock
   subscription                           --             --          400,000            --           400,000

Fractional shares issued                   116           --             --              --              --

Common stock issued for cash         2,106,130      1,090,000           --              --         1,090,000

Common stock issued for
   services                            230,000        230,000           --              --           230,000

Forgiveness of note payable
   as contribution of capital             --          179,934           --              --           179,934

Net loss for the year ended
   December 31, 2000                      --             --             --        (1,958,797)     (1,958,797)
                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000          72,020,116     12,943,211           --        (9,255,116)      3,688,095

Common stock issued
   for services                      1,200,000      9,372,000           --              --         9,372,000

Stock options issued to
   employees below market value           --          561,400           --              --           561,400

Stock options issued to
   nonemployees below
   market value                           --          300,339           --              --           300,339

Net loss for the year ended
   December 31, 2001                      --             --             --       (14,888,269)    (14,888,269)
                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2001          73,220,116   $ 23,176,950   $       --      $(24,143,385)   $   (966,435)
                                  ============   ============   ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                      For the Years Ended
                                                                          December 31,
                                                                      2001            2000
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(14,888,269)   $ (1,958,797)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Amortization of debt issue costs                                  157,500            --
     Depreciation and amortization                                     299,773         449,611
     Loss on impairment of goodwill                                  2,752,222            --
     Loss on impairment of net assets in excess of liabilities
       of Project Development Industries                               294,746            --
     Common stock issued for services                                9,372,000         230,000
     Stock options issued below market value                           861,739            --
   Changes in operating assets and liabilities:
     Accounts receivable                                              (352,621)             58
     Inventories                                                      (177,395)         (7,084)
     Other assets                                                       32,589         (95,763)
     Accounts payable and accrued expenses                           1,267,501         (49,898)
                                                                  ------------    ------------

       Net Cash (Used) by Operating Activities                        (380,215)     (1,431,873)
                                                                  ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Cash forfeited in disposal of Project Development Industries        (37,932)           --
   Construction in progress                                         (5,978,012)           --
   Capital expenditures                                             (1,673,943)       (127,993)
   Purchase of Artesian Oil Recovery                                  (485,000)           --
                                                                  ------------    ------------

       Net Cash (Used) by Investing Activities                      (8,174,887)       (127,993)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock for cash                                      --         1,490,000
   Borrowings from notes payable - related parties                     125,055         179,934
   Payments on notes payable - related parties                        (759,055)           --
   Proceeds from notes payable                                      10,525,892            --
   Payments on notes payable                                          (533,206)        (29,860)
                                                                  ------------    ------------

       Net Cash Provided by Financing Activities                     9,358,686       1,640,074
                                                                  ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              803,584          80,208

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         273,215         193,007
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  1,076,799    $    273,215
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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                        For the Years Ended
                                                             December 31,
                                               --------------------------------------
                                                      2001                  2000
                                               -------------------  -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash paid for interest                      $            32,730  $          77,929
   Cash paid for taxes                         $              --    $            --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITIES

Year ended December 31, 2000:

   The President of the Company forgave a $179,934 note payable to him as a contribution of capital to the Company.

Year ended December 31, 2001:

   The Company entered into a $210,000 promissory note for debt issue costs paid on behalf of the Company by the President of the Company.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The  consolidated  financial  statements  presented  are  those of
              Environmental Oil Processing Technology Corporation (EOPT), its wholly-owned subsidiaries, Environmental Oil Processing Technology, Inc. (EOPTI), EOPT Power Group-Nevada, Inc. (Power), EOPT Oil Recovery, Inc. (Recovery) and EOPT Refining of Nevada, Inc. (Refining). Project Development Industries, LLC (PDI) is a wholly-owned subsidiary of EOPTI. Collectively, they are referred to herein as the "Company."

              On February 7, 2000, EOPT and EOPTI completed an Agreement and Plan of Reorganization whereby EOPT issued 64,083,870 shares of its common stock in exchange for all of the outstanding common stock of EOPTI. Immediately prior to the Agreement and Plan of Reorganization, EOPT had 5,600,000 shares of common stock issued and outstanding.

              The acquisition was accounted for as a recapitalization of EOPTI because the shareholders of EOPTI control EOPT after the acquisition. Therefore, EOPTI is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of EOPTI in the exchange. EOPT is the acquiring entity for legal purposes and EOPTI is the surviving entity for accounting purposes. Accordingly, the historical financial statements of EOPTI are presented as those of EOPT. EOPT has adopted a December 31, year end.

              On May 4,  2001,  the  Company  entered  into  an  Asset  Purchase
              Agreement to only purchase certain assets from Artesian Oil Recovery, Inc. (Artesian) for $485,000. The assets are located in Oakland, California. These assets acquired were transferred into the Company's wholly-owned subsidiary, Recovery. The assets acquired were inventory, property and equipment, and intangible assets that included an oil transfer facility permit, customer lists, marketing and mailing lists, supplier lists, product literature and sales material, and the Artesian name. The asset acquisition was accounted for as a purchase and qualifies as a business combination. (see Note 11)

              Subsidiaries:

              EOPT was incorporated in the State of Utah on December 21, 1999 under the name of TMI Holding Corporation for the purpose of holding records and documents relating to a specific oil and gas project. In July 2000, EOPT amended its articles of incorporation and changed its name to Environmental Oil Processing Technology Corporation.

              EOPTI is a reseller of waste oil products. The EOPTI customer base is in Idaho, Washington and Oregon. EOPTI operates a waste oil refinery plant to produce naphtha and diesel fuel and other petroleum products from waste oil.

              PDI was formed and began operations in September 1993 as a Project Development, Inc. At January 1, 1995, PDI was reorganized as an LLC. PDI performs professional engineering, design, procurement, fabrication and installation services. Services are provided to the oil refining, natural gas, pipeline, chemical, minerals, and power generation industries. PDI is a wholly-owned subsidiary of EOPTI. (see Note 13)

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              a.  Organization (Continued)

              Subsidiaries (Continued):

              Power was incorporated in the State of Nevada on April 24, 2001. Power was incorporated to engage in any lawful activity permitted under the laws of the State of Nevada. Power has had minimal activity during 2001.

              Recovery was incorporated in the State of California on May 23, 2001 for the purpose of acquiring all of the assets of Artesian. Recovery has a facility in Oakland, California where it collects waste oil and transports it to the Company's Nampa, Idaho facility from where it is resold and transported to other users. Recovery is doing business as Artesian Oil Recovery.

              Refining was incorporated in the State of Nevada on August 7, 2001. Refining was incorporated to engage in any lawful activity permitted under the laws of the State of Nevada. Refining has had minimal activity during 2001.

              b.  Merger

              In August 1999, EOPTI acquired substantially all of the assets and liabilities of PDI in exchange for 7,000,000 shares of EOPT's common stock. All of the PDI shareholders became shareholders in EOPT. The acquisition was accounted for as a purchase. These financial statements include the operations of PDI from the effective date of the purchase of March 31, 1999. The assets and liabilities of PDI were recorded at their fair value with the excess recorded as goodwill. PDI has subsequently been returned to its original owners. (see Note 13)

              c.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              d.  Cash & Cash Equivalents

              Cash equivalents  include  short-term,  highly liquid  investments
              with   maturities   of  three  months  or  less  at  the  time  of
              acquisition.

              e.  Basic Loss Per Share

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Basic Loss Per Share (Continued)

                                                                                  For the Years Ended
                                                                                       December 31,
                                                                         ----------------------------------------
                                                                               2001                  2000
                                                                         -----------------     ------------------
              Loss per share from continuing operations:
                 Loss (numerator)                                        $     (12,318,043)    $      (1,603,899)
                 Shares (denominator)                                           73,203,678            70,746,911
                 Per share amount                                        $           (0.17)    $           (0.02)


                                                                                  For the Years Ended
                                                                                       December 31,
                                                                         ----------------------------------------
                                                                               2001                  2000
                                                                         -----------------     ------------------
              Loss per share from discontinued operations:

                 Loss (numerator)                                        $      (2,570,226)    $        (354,898)
                 Shares (denominator)                                           73,203,678            70,746,911
                 Per share amount                                        $           (0.03)    $           (0.01)

              Potential shares that could be issued from the exercise of options (6,450,000 and -0- options outstanding at December 31, 2001 and 2000, respectively) are not included in the computation of the diluted loss per share because they would have an antidilutive effect on the net loss per common share. As a result, basic and diluted loss per share are the same for the years ended December 31, 2001 and 2000.

              f.  Use of Estimates

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              g.  Provision for Taxes

              No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carry forwards of approximately $8,910,000 at December 31, 2001 expire in 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 39% as follows:

                                                                                    For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                    2001               2000
                                                                            ------------------  ------------------
              Income tax benefit at statutory rate                          $        1,814,000  $          586,000
              Change in valuation allowance                                         (1,814,000)           (586,000)
                                                                            ------------------  ------------------

                                                                            $                -  $           -
                                                                            ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                    For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                    2001               2000
                                                                            ------------------  ------------------
              Income tax benefit at statutory rate                          $        3,475,000  $        1,662,000
              Change in valuation allowance                                         (3,475,000)         (1,662,000)
                                                                            ------------------  ------------------

                                                                            $                -  $           -
                                                                            ==================  ==================

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              h.  Inventory

              Inventory, valued at lower of cost or market, consists of unrefined waste oil products and related supplies and is accounted for using the average cost method of accounting.

              i.  Concentrations of Risk

              The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's cash balances exceeded the insured amount by $974,799 as of December 31, 2001.

              Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


              j.  Operating Segment Information

              For years ended December 31, 2001 and 2000, the Company operated in two industry segments, (1) waste oil products at the Company's headquarters in Nampa, Idaho, and (2) petroleum engineering services at the Company's offices in Denver, Colorado. The operations of the Company's subsidiary located in Denver, Colorado have been reflected as discontinued operations (see Note 13). Accordingly, at December 31, 2001, the Company only operated in one industry segment.

                                                   For the
                                                  Year Ended
                                                  December 31,    PDI               EOPTI           Total
--------------------------------------------------------------   ---------        ----------      ---------
              Net Sales                             2000         2,934,018         782,765        3,716,783
                                                    2001                -        1,258,099        1,258,099

              Operating income (loss)
                Applicable to industry              2000          (290,206)     (1,582,216)      (1,872,422)
                                                    2001                -      (12,287,037)     (12,287,037)

              General corporate                     2000                -                -                -
                                                    2001                -                -                -

              Other Income (Expense)                2000           (64,692)        (21,683)         (86,375)
                                                    2001                 -         (31,006)         (31,006)

              Operating Assets                      2000         3,356,104       2,408,454        5,764,558
                                                    2001                -       11,512,214       11,512,214

              k.  Property, Plant and Equipment

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

                  Manufacturing equipment and Machinery        5 to 40 years
                  Office furniture and equipment               7 to 10 years
                  Vehicles                                     3 to 10 years
                  Leasehold Improvements                       39 years
                  Real Property                                40 to 50 years

              Depreciation expense for the years ended December 31, 2001 and 2000 was $89,009 and $77,448, respectively.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.  Revenue Recognition

              The Company recognizes revenues and the related costs for its oil and gas sales and collection fees when persuasive evidence of an arrangement exists, delivery or collection has occurred, the fee is fixed or determinable, and collection of the resulting receivable is probable. Amounts invoiced and collected in advance of product delivery or collection would be recorded as deferred revenue. The Company has not experienced returns and allowances in the past and therefore has not accrued for any returns and other allowances at this time.

              m.  Fair Value of Financial Instruments

              Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk principally consisting of accounts receivable and accounts payable also approximates fair value.

              n.  Goodwill

              The excess of the purchase price over the fair value of the assets and liabilities acquired in the purchase of PDI of $3,551,256 has been recorded as goodwill. The goodwill is amortized using the straight-line method over 10 years. Amortization expense was $355,126 for the year ended December 31, 2000. During the year ended December 31, 2001, the Company recorded an impairment loss of $2,752,222. The Company recorded the loss because it had determined that the value of its goodwill had become impaired due to the discontinued operations of PDI.

              o.  Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $15,684 and $13,650, respectively.

              p.  Principles of Consolidation

              The consolidated financial statements include those of Environmental Oil Processing Technology Corporation and its wholly-owned subsidiaries, Environmental Oil Processing Technology, Inc. (EOPTI), EOPT Power Group-Nevada, Inc. (Power), and EOPT Refining of Nevada, Inc. (Refining). Project Development Industries, LLC (PDI) is a wholly-owned subsidiary of EOPTI. All significant intercompany accounts and transactions have been eliminated.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              q.  Newly Issued  Accounting Pronouncements

              SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

              SFAS No.  141  provides  standards  for  accounting  for  business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No.
              142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

              SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              q.  Newly Issued Accounting Pronouncements (Continued)

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

              SFAS No.  144 - On  October  3,  2001,  the  Financial  Accounting
              Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS
              121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."

              SFAS 144 develops one accounting model (based on the model in SFAS
              121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              r.  Impairment of Long-Lived Assets

              The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows). During the year ended December 31, 2001, the Company recorded an impairment loss of $3,046,968. The Company recorded the loss because it had determined that the value of its goodwill ($2,752,222) and its net assets in excess of liabilities of PDI ($294,746) had become impaired due to the discontinued operations of PDI.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              s.  Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25, compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant.

NOTE 2 -      GOING CONCERN

              The Company presently has in the bank approximately $1,000,000. The Company's negative cash flow from operations averages $15,000 per month. Therefore the Company is currently able to pay its bills from its reserves. As oil collection by Artesian continues to grow the Company expects this will increase oil sales. The Company is modifying its refining plant in Nampa, Idaho and adding a new column that is expected to be completed in May 2002, the Company expects this to produce positive cash flows from operations by mid 2002. The Company's loan with Lewis and Clark College is due on March 31, 2002 but the agreement provides that the college may extend the loan. The Company believes that the college will extend the loan based upon conversations with the college's president. The Company is building an additional plant in Reno, Nevada. The Company is seeking financing for the plant. If the financing does not become available soon enough then the construction will be slowed so that the Company does not become over extended. However, there can be no assurance that the Company will be successful in its plans. Because the Company has experienced substantial losses from operations and has a working capital deficit of $11,033,264, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 -      PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consist of:
                                                              December 31,
                                                                    2001

              Office equipment                             $           21,871
              Refinery equipment                                    1,819,672
              Vehicles                                                118,982
              Land                                                  1,789,336
              Buildings                                               110,263
              Leasehold improvements                                   18,546
                                                           ------------------

              Total property and equipment                          3,878,670

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 3 -      PROPERTY, PLANT AND EQUIPMENT (Continued)

                                                           December 31,
                                                                 2001

              Total property and equipment                       3,878,670
              Less accumulated depreciation                       (237,193)
                                                        ------------------

              Property and equipment, net               $        3,641,477
                                                        ==================

NOTE 4 -      INTEREST COST

              The total interest cost incurred during the years ended December 31, 2001 and 2000 was $1,631,851 and $103,681, respectively, of which $1,562,732 and $-0-, respectively, was capitalized as part of the cost of the Reno, Nevada project.

NOTE 5 -      INTANGIBLE ASSETS

              Intangible assets consist of:
                                                           December 31,
                                                                 2001

              Waste oil transfer facility permit        $          144,000
              Other intangible assets                              284,000
                                                        ------------------

              Total intangible assets                              428,000
              Less accumulated amortization                        (33,200)
                                                        ------------------

              Intangible assets, net                    $          394,800
                                                        ==================

              Other intangible assets include customer lists, marketing and mailing lists, supplier lists, product literature, sales material, and the Artesian name.

NOTE 6 -      UNAMORTIZED DEBT ISSUE COSTS

              Costs incurred in connection with the Lewis & Clark College note payable are deferred and amortized to expense over the life of the corresponding note. The Company incurred costs of $210,000 that related to the fair market value of 600,000 shares of common stock transferred from the President of the Company to Lewis & Clark College which was a fee paid to enter into the loan. At December 31, 2001, the Company had amortized nine months and charged the amount to expense for a total of $157,500. The remaining unamortized balance at December 31, 2001 was $52,500.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              Operating Leases

              The Company leases various oil storage tanks in Idaho and Washington under five operating lease agreements.

              Four of the five leases are month-to-month requiring 30 days cancellation notice by either party. The four agreements require monthly payments totaling $2,125.

              Total lease expense under these agreements was $33,542 and $29,360 for the years ended December 31, 2001 and 2000.

              The Company leases an oil transfer facility in Oakland, California. The facility has a five-year lease that expires on September 30, 2005 with monthly payments of $1,250. The Company has two five year options to extend the lease.

              The Company is committed to future minimum lease payments are as follows:

                         2002                    $           15,000
                         2003                                15,000
                         2004                                15,000
                         2005                                11,250
                         2006                                     -
                         Thereafter                               -
                                                 ------------------

                         Total                   $           56,250
                                                 ==================

              Stock Bonus

              The Company will grant a stock bonus of up to 220,000 shares of common stock to seven employees of the Company upon successful completion of the construction and commencement of operations of the two refineries in Reno, Nevada.

              The Company will also grant a stock bonus of 100,000 shares of common stock to one employee of the Company upon successful completion of the sale of the electrical power project in Reno, Nevada.

              Litigation

              The Company is involved in various lawsuits that management feels will not have a material outcome.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

              Litigation (Continued)

              On September  14, 2001,  Project  Development  Industries,  L.L.C.
              (PDI), the Company's wholly-owned subsidiary, and several individuals filed a federal district court complaint against the Company, in the United States Court of Colorado, Case No. EDCV01WM-1714. In their complaint, PDI was seeking rescission of the Company's purchase of PDI for 7 million shares of the Company's stock and a $6 million promissory note. PDI argued that the terms of the purchase agreement permitted PDI to rescind the agreement and keep all 7 million shares of the Company's stock given in payment for PDI, provided that no payments had yet been made on the promissory note. The Company asserted counterclaims for the breach of contract and negligent misrepresentation. The matter was dismissed with prejudice on March 4, 2002 following a settlement under which the Company paid a $155,000 invoice previously tendered by PDI and PDI returned 4 million shares of stock and cancelled the $6 million promissory note.

              On September 24, 2001, the Company filed a federal district court complaint against LM Alternative, Inc., ("LMA"), in the United States District Court, Central District of California, Eastern Division, Case No. EDCV 01-0699 VAP (SGLx). The Company seeks a money judgment against LMA for breach of contract for failure to manufacture generators in accordance with contract specifications and failure to deliver the products. The Company seeks compensatory damages in the amount of $2,620,000, incidental damages incurred in the amount of $1,035,340, and consequential damages in the amount of $16,000,000. The complaint was served on LMA on September 28, 2001. On March 20, 2002, LMA filed its answer denying any liability arising from the allegations in the complaint, and counterclaims for $10,000,000 in damages arising from the alleged breach of contract by the Company. The Company is unable to comment on the probability of a mutual settlement at this time.

              Retirement Benefits

              PDI maintains a participatory profit sharing plan under the rules of Internal Revenue Code section 401 (k). There have been no Company contributions for the periods ended December 31, 2001 or 2000.

              Significant Contracts & Agreements

              In January 2001 the Company entered into a consulting agreement whereby it agreed to issue 6,564,999 shares of its common stock and options to purchase an additional 1,250,000 shares at $3.00 per share. The Company has entered into an amended consulting agreement as of March 2001 where by 5,364,999 shares of its common stock were surrendered and the options were cancelled upon termination of the consulting services. The remaining shares were valued at $7.81 per share for a total consideration of $9,372,000.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Significant Contracts & Agreements (Continued)

              On October 3, 2001, the Company entered into a contract with PC&E as a division of Emerson (formerly Emerson Electric) for the preliminary design and engineering of two oil processing plants for the Reno Project. The total amount of the contract shall not exceed $300,000 with monthly payments made as work is performed.

              On October 16, 2001, the Company entered into a contract with REDD Engineering for the engineering and fabrication of three new columns designed for the production of diesel and naphtha which are to be used in the Nampa plant and the two Reno Project plants, and for the redesign of the Nampa plant existing column for processing trans-mix as well as for a new column for processing trans-mix in one of the Reno Project Plants.

NOTE 8 -      NOTES PAYABLE

              Notes payable are comprised of the following:
                                                                                                    December 31,
                                                                                                        2001
                                                                                                ------------------
              Note  payable  to  insurance   finance  company,   9.5%  interest,
                principal and interest payments of $8,760 due monthly
                through March 2002, unsecured.                                                  $           25,892

              Note payable to Lewis & Clark College, 12% interest, principal and accrued  interest  due on March 31,  2002,  secured by assets of
                Company including real property
                in Nampa, ID and Reno, NV and certain contract rights.                                  10,500,000
                                                                                                ------------------

              Less current portion                                                                     (10,525,892)
                                                                                                ------------------

              Long-term portion                                                                 $                -
                                                                                                ==================

              Interest  accrued for all notes  payable was  $594,082 at December
31, 2001.

              Minimum required principal payments on long-term debt as of December 31, 2001 are as follows:

                         2002                                                                   $       10,525,892
                         2003                                                                                    -
                         2004                                                                                    -
                         2005                                                                                    -
                         2006                                                                                    -
                         Thereafter                                                                              -
                                                                                                ------------------

                         Total                                                                  $       10,525,892
                                                                                                ==================

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 9 -      NOTES PAYABLE - RELATED PARTIES

              At December 31, 2001, the Company has an unsecured note payable to an officer of $210,000 that is due upon demand and bears interest at 9.5% per annum. The Company has accrued interest payable of $136,116 at December 31, 2001 that is included in accrued expenses.

NOTE 10 -     MAJOR CUSTOMERS

              Net sales for the years ended  December  31, 2001 and 2000 include
              sales  to  the  following  major   customers   together  with  the
              receivables due from those customers:

                                                Amount of Net Sales
                                                For the Year Ended
                                                    December 31,
                                      --------------------------------------
                                              2001                2000
                                      --------------------------------------

              Customer A              $          349,227  $                -
              Customer B                         219,481             157,486
              Customer C                         130,279              79,178
                                      ------------------  ------------------
                                      $          698,987  $          236,664
                                      ==================  ==================

                                                Accounts Receivable
                                                   Balance as of
                                                    December 31,
                                      --------------------------------------
                                              2001                2000
                                      --------------------------------------

              Customer A              $           48,029  $               -
              Customer B                          27,672              61,183
              Customer C                               -                   -
                                      ------------------  ------------------
                                      $           75,701  $          61,183
                                      ==================  ==================

              Because of the nature of the Company's business, the major customers may vary between years.

NOTE 11 -     ASSET ACQUISITION OF ARTESIAN OIL RECOVERY

              On May 4,  2001,  the  Company  entered  into  an  Asset  Purchase
              Agreement to only purchase certain assets from Artesian Oil Recovery, Inc. (Artesian) for $485,000. The assets are located in Oakland, California. The assets acquired were transferred into the Company's wholly-owned subsidiary, Recovery. The assets acquired were inventory, property and equipment, and intangible assets that included an oil transfer facility permit, customer lists, marketing and mailing lists, supplier lists, product literature, sales material, and the Artesian name. The asset acquisition was accounted for as a purchase and qualifies as a business combination. The allocation of the purchase price to the various assets are shown as follows:

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 11 -     ASSET ACQUISITION OF ARTESIAN OIL RECOVERY (Continued)

              ACQUISITION OF SUBSIDIARY:

              Inventory                                    $            1,000
              Property and Equipment                                   56,000
              Intangible assets                                       428,000
                                                           ------------------

                  CASH USED FOR ACQUISITION                $          485,000
                                                           ==================

              Historical consolidated financial statements and unaudited proforma consolidated financial statements relating to the asset acquisition of Artesian are not presented because the acquired business did not meet either of the ten or twenty percent requirements of the investment, asset, and income tests.

NOTE 12 -     OUTSTANDING STOCK OPTIONS

              The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              As a result of applying APB Opinion 25 to stock options granted to employees, the Company recorded an expense of $561,400 for the year ended December 31, 2001. The expense is included in the selling, general and administrative amount in the statement of operations.

              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 2.114%; risk-free interest rates of 2.869 percent and expected lives of
              3.0 years.

              As a result of applying SFAS No. 123 to stock options granted to nonemployees, the Company recorded an expense of $300,339 for the year ended December 31, 2001. The expense is included in the selling, general and administrative amount in the statement of operations.

              Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $56,313. Also under these same provisions, the Company's net income (loss) would have been changed by the pro forma amounts indicated below:

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 12 -     OUTSTANDING STOCK OPTIONS (Continued)

                                                   December 31,
                                     ---------------------------------------
                                            2001                 2000
                                     ------------------  -------------------
              Net income (loss):
                As reported          $      (14,888,269) $        (1,958,797)
                Pro forma            $      (14,944,582) $        (1,958,797)

                                                    December 31,
                                     ---------------------------------------
                                            2001                 2000
                                     ------------------- -------------------
              Basic income (loss) per share:
                As reported          $            (0.20) $             (0.03)
                Pro forma            $            (0.20) $             (0.03)

              A summary of the status of the Company's stock option plans as of December 31, 2001 and changes during the year is presented below:
                                                              Weighted
                                                               Average
                                                 Shares     Exercise Price
                                               ----------  ----------------
              Outstanding, December 31, 2000            -                 -

                  Granted                       6,450,000   $          0.18
                  Canceled                              -                 -
                  Exercised                             -                 -
                                               ----------  ----------------

              Outstanding, December 31, 2001    6,450,000  $           0.18
                                               ----------  ----------------

              Exercisable, December 31, 2001    6,050,000  $           0.17
                                               ----------  ----------------

                                                           Outstanding                        Exercisable
                                         -------------------------------------------- --------------------------
                                                          Weighted
                                                           Average        Weighted                   Weighted
                                            Number       Remaining         Average       Number       Average
                                         Outstanding  Contractual         Exercise    Exercisable    Exercise
              Exercise Prices            at 12/31/01         Life            Price    at 12/31/01      Price
              ---------------            -----------------------------  ------------  ----------- --------------

              $ 0.17                         6,270,000            3.00  $       0.17     5,960,000  $       0.17
                0.35                           180,000            3.00          0.35        90,000          0.35
                                         -------------  --------------  ------------  ------------  ------------

              $ 0.17 - 0.35                  6,450,000            3.00  $       0.18     6,050,000  $       0.17
                                         =============  ==============  ============  ============  ============

              On October 1, 2001, the Board of Directors of the Company approved the 2001 Stock Option Plan, under which employees, consultants, officers, directors, and other individuals may be granted stock options. The total number of shares of common stock as to which options may be granted under the plan is 7,500,000. The Company has granted 6,450,000 options under this plan.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 12 -     OUTSTANDING STOCK OPTIONS (Continued)

              On October 1, 2001, the Company granted 4,320,000 stock options to officers and employees of the Company. These options were issued with an exercise price of $0.17 per share. 4,010,000 of these options vest immediately and have a maturity of three years from the grant date. The remaining 310,000 options vest on October 1, 2002 and have maturity of three years from the vesting date.

              On October 1, 2001, the Company granted 1,950,000 stock options to consultants and other individuals. These options were issued with an exercise price of $0.17 per share. These options vest immediately and have maturity of three years from the grant date.

              On October 1, 2001, the Company granted 180,000 stock options to employees of the Company. These options were issued with an exercise price of $0.35 per share. 90,000 of these options vest immediately and have maturity of three years from the grant date. The remaining 90,000 options vest on October 1, 2002 and have maturity of three years from the vesting date.

NOTE 13 -     DISCONTINUED OPERATIONS

              On September 14, 2001, Project Development Industries, LLC (PDI), the Company's wholly-owned subsidiary, and several individuals filed a complaint in a federal district court against the Company. In March 2002, the Company and PDI reached an agreement of separation, settlement and mutual release. Both PDI and the Company agreed and consented to separate PDI from the Company completely and to rescind the original share purchase agreement subject to the terms and conditions of the settlement (see Note
              7). The Company has accounted for the operations of PDI as discontinued and has used PDI's financial statements as of June 30, 2001. At June 30, 2001, PDI had net assets in excess of liabilities of $294,746. An allowance has been established for the net assets in excess of liabilities of PDI, thus, the value of the net assets of PDI at December 31, 2001 was $-0-. The following is a summary of loss from discontinued operations resulting from the litigation between PDI and the Company. The consolidated financial statements have been retroactively restated to reflect this event.

                                              For the Years Ended
                                                 December 31,
                                       ---------------------------------
                                            2001               2000
                                       ---------------  ----------------

              NET SALES                $     2,026,190  $      2,934,018

              COST OF SALES                          -                 -
                                       ---------------  ----------------

              GROSS MARGIN                   2,026,190         2,934,018
                                       ---------------  ----------------

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 13 -     DISCONTINUED OPERATIONS (Continued)

                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                 ---------------------------------
                                                                                      2001               2000
                                                                                 ---------------  ----------------
              OPERATING EXPENSES
                Consulting                                                                76,226           159,288
                Depreciation and amortization                                            183,888           372,162
                Selling, general and administrative                                    1,263,050         2,692,774
                                                                                 ---------------  ----------------

                Total Other Income (Expense)                                           1,523,164         3,224,224
                                                                                 ---------------  ----------------

              INCOME (LOSS) FROM OPERATIONS                                              503,026          (290,206)
                                                                                 ---------------  ----------------

              OTHER INCOME (EXPENSE)

                Interest expense                                                         (26,287)          (64,710)
                Interest income                                                                3                18
                Loss on impairment of goodwill                                        (2,752,222)                -
                Loss on impairment of net assets in excess
                  of liabilities of Project Development Industries                      (294,746)                -
                                                                                 ---------------  ----------------

                  Total Other Income (Expense)                                        (3,073,252)          (64,692)
                                                                                 ---------------  ----------------

              INCOME TAX EXPENSE                                                               -                 -
                                                                                 ---------------  ----------------

              LOSS FROM DISCONTINUED OPERATIONS                                  $    (2,570,226) $       (354,898)
                                                                                 ===============  ================

NOTE 14 -     SUBSEQUENT EVENTS

              During February 2002, the Company issued 2,333,333 shares of common stock for the conversion of the note payable from an officer of the Company based on the market price on date of conversion for a total of $210,000.

              On February 25, 2002, American Moistening Company, Inc. (AMCO) filed a complaint in North Carolina in the Superior Court Division of Mecklenburg County, Case No. 01-CVS-3321. AMCO seeks a monetary judgment against the Company as prayed for in the Complaint. In particular, AMCO claims that the Company owes $165,840 for services and goods performed or manufactured for the Company in 2001. The summons and complaint were served on the Company on March 4, 2002. The Company will file an answer within 30 days from service of the summons and complaint. The Company will assert that the Company canceled its purchase order and that AMCO failed to mitigate the damages. In addition to their respective underlying causes of action, both the Company and AMCO are seeking attorney's fees and costs of litigation as against the other. The Company intends to vigorously defend its position. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 14 -     SUBSEQUENT EVENTS (Continued)

              On March 7, 2002, Transwood, Inc. filed an Idaho State District court complaint against the Company in the District Court of the Third Judicial District of the State of Idaho, in Canyon County, Case No. CV02-2187. Transwood claims that the Company owes it $18,689 for goods and services provided to EOPT during the period of August 2001 and November 2001. Transwood seeks a monetary judgment against the Company as prayed for in the complaint. The summons and complaint were served on the Company on March 11, 2002. The Company will file an answer and counterclaim within 20 days from service of the summons and complaint. In particular, the Company will assert that the Company and Transwood reached an accord and satisfaction with regard to all sums owed by the Company to Transwood, and that the Company suffered monetary damages as a result of Transwood's breach of contract. In addition to their respective underlying causes of action, both the Company and Transwood are seeking attorney's fees and costs of litigation as against the other. Transwood has requested a jury trial. The Company intends to vigorously defend its position. Due to the early stage of litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.