Form 10QSB
period 2002-03-31
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2002-05-14
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

                        Commission file number : 0-30738

               Environmental Oil Processing Technology Corporation
               ---------------------------------------------------
                 (Exact name of business issuer in its charter)

         Utah                                    82-0520055
--------------------------------------------------------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

 2801 Brandt Avenue, Nampa, Idaho                           83687
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:   (208)-463-0063         Fax:     (208) 463-7601
--------------------------------------------------------------------------------
                                (Former Address)

The number of shares of common stock outstanding as of March 31, 2002, is 72,192,380.

       Transitional Small Business Disclosure Format. Yes      No   X
                                                          ----     ----

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

         The following financial statements are filed as part of this report:

         The Consolidated Financial Statements of the Company for the three months ended March 31, 2002 and 2001.

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001, audited consolidated financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

Item 2.           Management's Discussion and Plan of Operation:

         Results of Operations:

         During the first three months of 2002 the Company focused its activities on developing its used oil refineries. The Company presently has two refinery projects i.e. the pilot plant in Nampa, Idaho, and the Reno Project presently in development which will be operated by a wholly owned subsidiary EOPT Refining of Nevada, Inc.

         The Nampa plant became operational in the second quarter of 2001 with the production of diesel, naphtha and asphalt residuum, all of which were sold to local wholesalers. During the last few months the plant has been under improvement modification which includes a newly engineered and fabricated refining column. The modifications are expected to be completed and the plant operating by the end of May, 2002. The modifications are engineered to improve the quality and quantity of production of petroleum products. When the modified plant is operating Management anticipates having a positive cash flow from the Nampa operations.

         The Reno Project consists of completing land development on 20 acres of land which was originally purchased for used oil refining plants to be located on 15 acres and a co-generation plant for electricity on the remaining 5 acres. The site preparation is essentially completed and the engineering and design work for two refining plants is in advanced stages. Engineering for the Reno project is being completed by PC&E of St. Louis, a subsidiary of Emerson (formerly Emerson Electric) and Redd Engineering of Salt Lake City, Utah. Approximately $30,000,000 is needed to construct, locate and start up the two plants which could be operating by the second quarter of 2003 if financing is soon obtained. The remaining 5 acres of the development is "fully permitted" for the production of electricity and is currently for sale for in excess of $20,000,000 with several interested parties.

         During the second quarter of 2001 the Company acquired the assets of Artesian Oil Recovery, Inc. in Oakland California for the sum of $485,000, to provide oil for the Reno Project. Pending completion of the Reno refineries, the oil is being trucked to the Nampa refinery.

         The settlement of the litigation involving the separation of subsidiary PDI was completed in March of 2002. Among other matters, the Company recovered and canceled 4,000,000 shares of its common stock from the owners of PDI. The canceled shares were valued based on the net assets in excess of liabilities of PDI. The gain on the disposal of PDI of $294,746 recoups the loss on the net assets in excess of liabilities previously recognized in the period ending September 30, 2001. Accordingly, the financial statements have been restated to reflect the discontinued PDI operations.

         Operations in the first quarter of 2002 resulted in consolidated revenues of $317,565 compared to $198,036 in the first quarter of 2001.
Consolidated revenues increased by 60% over the first quarter of 2001. The Company had costs of sales of $102,795 during the three months ended March 31, 2002, compared to $49,100 for the same period of 2001. These costs are for the used oil purchased, processed and sold at the Nampa, Idaho and Artesian facilities. EOPT's gross margin was 68% of sales in 2002 compared to 75% in 2001. The decrease in the margin was due to the higher cost of shipping the used oil to Idaho in 2002.

             Selling and general administrative expense for the three months ended March 31, 2002, was $574,843 compared to $574,986 for the same period last year. The Company has stabilized these operating costs. The Company's business is labor intensive and its largest expense is payroll. Included in consulting expense for the three months ended March 31, 2001, is $9,372,000 which is the value of 1,200,000 shares of common stock issued for services to a consultant. during January 2001. Without the value of the shares issued to the consultant, consulting expense for the first three months of 2001 would have been $15,213 compared to $10,500 for the same three months of 2002. The Company has also stabilized its consulting costs.

         The Company's net loss from operations in the three months ended March 31, 2002, was $465,440 compared to $9,833,387 in the same period of 2001.
Excluding the value of the shares issued to the consultant in January 2001, the Company's loss for the first quarter of 2001 would have been $461,387. The Company expects its loss to decline in the second quarter of 2002 with the new refining column at its operations in Nampa and the continued growth of Artesian Oil Recovery in Oakland California. .

         Liquidity and Capital Resources.

         The Company entered into a funding agreement with a trust fund to borrow $10,500,000 for the development and expansion of the Company business. Some of these funds were used in designing and engineering the refining and production facility in the Reno Project. Some of the loan funds have been used to purchase the real property for the Reno Project, and the permitting of some of the property for electrical production. Through March 31, 2002, the Company has incurred $6,455,957 for the cost of the Reno Project including $170,932 expended in the first quarter of 2002. The terms of the funding required the

Company to repay the full amount borrowed in one year from the date funds were first received subject to the lender's option to extend the loan. The lender has verbally agreed to extend the loan for an additional six months to September 23, 2002.

         The Company used cash in its operations of $628,642 during the three months ended March 31, 2002, compared to using cash in operations of $221,144 for the corresponding period in the prior year. The difference of $407,498 was primarily due to the Company allowing its accounts payable and accrued expenses to increase by $68,396 in 2001 while paying off $236,224 of accounts payable and accrued expenses in 2002.

         The Company's accounts receivable decreased by $9,313 from December 31, 2001, to March 31, 2002, compared to an increase of $34,392 for the same period of 2001. The increase in 2001 was the result of the Company's expanded oil gathering business with the purchase of Artesian Oil Recovery. The decrease for 2002 was due to better collection efforts by the Company's sales personnel.

         The Company has accumulated used oil for processing in the Nampa facility therefore inventory levels increased by $34,844 in 2002 compared to a decrease of $5,237 in the same period of 2001.

         The Company paid $25,892 of debt to banks in 2002 compared to $148,863 in 2001. The Company also repaid related parties cash of $223,500 in 2001. The Company did not borrow any funds in the first quarter of 2002 as it had ample cash reserves. The Company did borrow $84,990 from related parties and $1,629,278 from unrelated parties during the same periods of 2001. The Company repaid $210,000 of related party debt in 2002 through the issuance of 2,333,333 shares of its common stock. It also issued 500,000 shares to consultants for accrued services of $175,000.

         The Company has recorded a gain from discontinued operations in 2002, in the amount of $294,746 related to the PDI separation which is the value of the Company's 4,000,000 shares of common stock recovered. The Company had a loss of $24,837 for the same period of 2001 from the operations of PDI.

         The Company is seeking funding for the completion of the Reno Project and to meet its operating costs. The Company is also investigating, reviewing and considering additional used oil gathering facilities as well as seeking financing to acquire the same. No financing agreements have been formalized as of this time and there is no assurance that such funds will be available when needed or if available will be under terms acceptable to the Company.

Forward Looking Statements.

         The foregoing paragraphs in this MD&A concerning the activity, operations and plans of the Company, and particularly the planned development of the Reno Project and the future of the "permitted property" are forward-looking statements as well as any other statements that are not historical in context. The statements provided are based on information available to management as of the date hereof, and the Company assumes no obligation to revise or update such forward- looking statements. Readers are cautioned that such forward-looking statements involve risk and uncertainties that may cause the Company's actual results to differ materially from such forward- looking statements.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         On September 24, 2001, EOPT filed a complaint against LM Alternative, Inc. ("LMA") in the United States District Curt, Central District of California, Eastern Division, Case No. EDCV 01-0699 VAP (SGLx). EOPT seeks a money judgement against LMA. EOPT anticipates that in addition to filing an Answer denying EOPT's claims, LMA will file a Counterclaim seeking money damages against EOPT for breach of contract. The case arises as a result of orders placed by EOPT for electrical generators, and the alleged default by LMA. The parties have agreed on a moratorium in which each party will dismiss its action without prejudice to attempt to resolve their differences. Either party may refile its case against the other on 30 days written notice.

Item 2.           Changes in Securities.

         (a)      None
         (b)      None

         (c) The following common stock was sold by the registrant during the first quarter of 2002:

                 (i)      On March 4, 2002,  registrant issued 2,333,333 shares
                           of its common stock to N. Tod Tripple at $0.09 per share (market value) in payment of its promissory note to Mr. Tripple in the amount of $210,000.
                  (ii) On March 1, 2002, registrant issued 535,714 shares of common stock at $0.35 per share. The shares were issued in payment of $187,500 in services rendered by Alrus Consulting, a Nevada LLC, during 2001. Of the shares issued 500,000 were in exercise of stock options at $0.35 per share.

                  (iii) During the first quarter registrant issued 103,217 shares of its common stock to 9 different oil collectors for used oil purchased by registrant. . The shares were issued at the market value on the dates the oil was purchased which ranged from $0.091 to $0.173 per share.

Item 3.           Defaults Upon Senior Securities.            None

Item 4.           Submission of Matters to a Vote of Security Holders.    None

Item 5.           Other Information.

         In 2001 EOPT received the last of the required Federal and State permits and approvals for construction and operation of an electrical production facility on 5 acres of the Reno Project. These permits are the Federal Energy Regulatory Commission's ("FERC") authorization to sell energy at market based rates, the Nevada Public Utility Commission Utility Environmental Planning Act Permit, the State of Nevada Department of Conservation and Natural Resources Air Quality operating Permit, and the Storey County Special Use Permit. EVOP has decided to not pursue the production of electricity at this time on the Reno Project, and is presently negotiating for the sale of the applicable 5 acres..

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

Item 6.           Exhibits and Reports on form 8-K.

                  (a)      No exhibits.

                  (b) Form 8-K filed March 19, 2002, reported that the civil action filed by the former owners of the Corporation's subsidiary, Project Development Industries, L.L.C. ("PDI") against the Corporation was dismissed on March 12, 2002 and that the parties entered into a Separation Agreement, Settlement Agreement and Mutual Release dated March 4, 2002. Pursuant to the Settlement Agreement, PDI will no longer be a subsidiary of the Registrant and ownership of PDI will be returned to the former owners of PDI. A press release attached to the Form 8K as an exhibit described the salient details of the settlement. .

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Environmental Oil Processing Technology Corporation
                                  (Registrant)


 Date:    May 13, 2002          By    /s/ N. Tod Tripple
                                      -------------------------------------
                                          N. Tod Tripple, President and CEO

                          ENVIRONMENTAL OIL PROCESSING
                             TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2002 and December 31, 2001


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                March 31,     December 31,
                                                                  2002           2001
                                                              ------------    ------------
                                                             (Unaudited)       (Restated)

CURRENT ASSETS
   Cash                                                      $    251,333    $  1,076,799
   Trade accounts receivable, less allowance for
    doubtful accounts of $10,000 and $10,000, respectively        119,972         129,285
   Inventories                                                    243,778         190,943
   Other current assets                                            44,987          48,358
                                                             ------------    ------------
     Total Current Assets                                         660,070       1,445,385
                                                             ------------    ------------
PROPERTY, PLANT AND EQUIPMENT                                   3,832,195       3,878,670
   Less accumulated depreciation                                 (262,960)       (237,193)
                                                             ------------    ------------
     Property, Plant and Equipment, Net                         3,569,235       3,641,477
                                                             ------------    ------------
OTHER ASSETS
   Construction in progress                                     6,455,957       6,238,550
   Deposits                                                            40              40
   Intangible assets, net                                         378,200         394,800
   Unamortized debt issue costs                                      --            52,500
                                                             ------------    ------------
     Total Other Assets                                         6,834,197       6,685,890
                                                             ------------    ------------
     TOTAL ASSETS                                            $ 11,063,502    $ 11,772,752
                                                             ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                    March 31,      December 31,
                                                      2002            2001
                                                   ------------    ------------
                                                   (Unaudited)     (Restated)
CURRENT LIABILITIES

   Accounts payable                                $    149,630    $    694,176
   Accrued expenses                                   1,356,903       1,236,081
   Notes payable - related parties                         --           210,000
   Notes payable                                     10,500,000      10,525,892
                                                   ------------    ------------

     Total Current Liabilities                       12,006,533      12,666,149
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, no par value; 200,000,000
    shares authorized; 72,192,380 and 73,220,116
    shares issued and outstanding, respectively      23,370,733      23,249,988
   Accumulated deficit                              (24,313,764)    (24,143,385)
                                                   ------------    ------------

     Total Stockholders' Equity (Deficit)              (943,031)       (893,397)
                                                   ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $ 11,063,502    $ 11,772,752
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


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                 For the
                                                            Three Months Ended
                                                                 March 31,
                                                      ----------------------------
                                                           2002           2001
                                                      ------------    ------------
NET SALES                                             $    317,565    $    198,036
COST OF GOODS SOLD                                         102,795          49,100
                                                      ------------    ------------
GROSS MARGIN                                               214,770         148,936
                                                      ------------    ------------
OPERATING EXPENSES
   Amortization of debt issue cost                          52,500            --
   Consulting                                               10,500       9,387,213
   Depreciation and amortization                            42,367          20,124
   Selling, general and administrative                     574,843         574,986
                                                      ------------    ------------
     Total Operating Expenses                              680,210       9,982,323
                                                      ------------    ------------
LOSS FROM OPERATIONS                                      (465,440)     (9,833,387)
                                                      ------------    ------------
OTHER INCOME (EXPENSE)
   Interest expense                                         (1,189)        (25,518)
   Interest income                                           1,504           2,536
                                                      ------------    ------------
     Total Other Income (Expense)                              315         (22,982)
                                                       ------------    ------------
INCOME TAX EXPENSE                                            --              --
                                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS                           (465,125)     (9,856,369)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 4)        294,746         (24,837)
                                                      ------------    ------------
NET LOSS                                              $   (170,379)   $ (9,881,206)
                                                      ============    ============
BASIC INCOME (LOSS) PER COMMON SHARE
   Loss from continuing operations                    $      (0.01)   $      (0.14)
   Income from discontinued operations                        0.01           (0.00)
                                                      ------------    ------------
     Basic income (loss) per share                    $      (0.00)   $      (0.14)
                                                      ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                     73,561,874      73,170,116
                                                      ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                     Total
                                                         Common Stock            Accumulated      Stockholders'
                                                   Shares            Amount        Deficit       Equity (Deficit)
                                                 ------------    ------------    ------------    ------------
Balance, December 31, 2000                         72,020,116    $ 12,943,211    $ (9,255,116)   $  3,688,095
Common stock issued for services                    1,200,000       9,372,000            --         9,372,000
Stock options issued to employees below
   market value                                          --           561,400            --           561,400
Stock options issued to nonemployees
   below market value (restated)                         --           373,377            --           373,377
Net loss for the year ended
   December 31, 2001                                     --              --       (14,888,269)    (14,888,269)
                                                 ------------    ------------    ------------    ------------
Balance, December 31, 2001 (restated)              73,220,116      23,249,988     (24,143,385)       (893,397)
Common stock issued for inventory (unaudited)         103,217          17,991            --            17,991
Common stock issued for options exercised
   (unaudited)                                        500,000         175,000            --           175,000
Conversion of accounts payable to common stock
   (unaudited)                                         35,714          12,500            --            12,500
Common stock issued for conversion
   of debt (unaudited)                              2,333,333         210,000            --           210,000
Cancellation of shares returned in settlement
   agreement by Project Development Industries
   (unaudited)                                     (4,000,000)       (294,746)           --          (294,746)
Net loss for the three months ended
   March 31, 2002 (unaudited)                            --              --          (170,379)       (170,379)
                                                 ------------    ------------    ------------    ------------
Balance, March 31, 2002 (unaudited)                72,192,380    $ 23,370,733    $(24,313,764)   $   (943,031)
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


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                          For the Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                            2002            2001
                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $  (170,379)   $(9,881,206)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Amortization of debt issue costs                          52,500           --
     Depreciation and amortization                             42,367        112,068
     Common stock issued for services                            --        9,477,000
     Gain on disposal of subsidiary                          (294,746)          --
   Changes in operating assets and liabilities:
     Accounts receivable                                        9,313        (34,392)
     Inventories                                              (34,844)         5,237
     Other assets                                               3,371         31,753
     Accounts payable and accrued expenses                   (236,224)        68,396
                                                          -----------    -----------
       Net Cash Provided (Used) by Operating Activities      (628,642)      (221,144)
                                                          -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Construction in progress                                  (170,932)    (1,151,468)
   Capital expenditures                                          --           (1,949)
                                                          -----------    -----------
       Net Cash (Used) by Investing Activities               (170,932)    (1,153,417)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from notes payable - related parties               --           84,990
   Payments on notes payable - related parties                   --         (223,500)
   Proceeds from notes payable                                   --        1,629,278
   Payments on notes payable                                  (25,892)      (148,863)
                                                          -----------    -----------
       Net Cash Provided by Financing Activities              (25,892)     1,341,905
                                                          -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (825,466)       (32,656)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   1,076,799        273,215
                                                          -----------    -----------
CASH AND EQUIVALENTS, END OF PERIOD                       $   251,333    $   240,559
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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                  For the Three Months Ended
                                                          March 31,
                                              ---------------------------------
                                                2002                      2001
                                              ------                     ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

Cash paid for interest                       $ 1,189                    $44,799
Cash paid for taxes                          $  --                      $  --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:

Year ended December 31, 2001:

   The Company entered into a $210,000 promissory note for debt issue costs paid on behalf of the Company by the President of the Company.

Three Months ended March 31, 2002:

   The Company issued 2,333,333 shares of its common stock for conversion of the $210,000 promissory note to the President of the Company.

   The Company issued 35,714 shares of its common stock for conversion of accounts payable and 500,000 shares of its common stock for accounts payable applied to exercise of stock options to its consultants on the Reno Project.

   The Company issued 103,217 shares of its common stock for used oil collected from various companies.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited consolidated financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company presently has in the bank approximately $250,000. The Company's negative cash flow from operations averages $15,000 per month. Therefore the Company is currently able to pay its bills from its reserves. As oil collection by Artesian continues to grow the Company expects this will increase oil sales. The Company is modifying its refining plant in Nampa, Idaho and adding a new column that is expected to be completed in May 2002, the Company expects this to produce positive cash flows from operations by mid 2002. The Company's loan in the amount of $10,500,000 was due on March 23, 2002. However, the Company has negotiated a six month extension with the note holder and the new due date is September 23, 2002. The Company is building two plants in Reno, Nevada. The Company is seeking financing for the plant. If the financing does not become available soon enough then construction will be slowed so that the Company does not become over extended. However, there can be no assurance that the Company will be successful in its plans. Because the Company has experienced substantial losses from operations and has a working capital deficit of $11,346,463, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 -      MATERIAL EVENTS

              Litigation
              ----------

              On March 4, 2002, the Company entered into a Separation Agreement, Settlement Agreement and Mutual Release with Project Development Industries, L.L.C. (PDI) and several individuals. During March 2002, the Company has paid a $155,000 invoice previously tendered by PDI and PDI has returned 4 million shares of common stock and cancelled the $6 million contingent promissory note. The promissory note was to be paid based upon earnings by PDI. PDI recorded a loss for the period from April 1, 1999 to December 31, 1999 and EOPT agreed to defer the implementation of the contingency but the criteria for payment of the note were never met and the Company never recorded the note as a liability.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 3 -      MATERIAL EVENTS (Continued)

              Truck Lease
              -----------

              During March 2002, the Company entered into a one-year operating lease for two trucks and related equipment with Oil Transportation Company, Inc. (OTC), a company owned by the President of the Company and an unrelated individual. The monthly lease payments are based on $0.50 per actual running mileage in a month. The Company has prepaid OTC the amount of $20,000 that is included in other current assets as of March 31, 2002.

              Notes Payable
              -------------

              The Company has negotiated an extension on its note payable in the amount of $10,500,000 which was due on March 23, 2002. The due date on the note has been extended six months to September 23, 2002.

NOTE 4 -      DISCONTINUED OPERATIONS

              On September 14, 2001, Project Development Industries, LLC (PDI), the Company's wholly-owned subsidiary, and several individuals filed a complaint in a federal district court against the Company. In March 2002, the Company and PDI reached an agreement of separation, settlement and mutual release. Both PDI and the Company agreed and consented to separate PDI from the Company completely and to rescind the original share purchase agreement subject to the terms and conditions of the settlement. The Company has accounted for the operations of PDI as discontinued and has used PDI's financial statements as of June 30, 2001. At June 30, 2001, PDI had net assets in excess of liabilities of $294,746. An allowance has been established for the net assets in excess of liabilities of PDI, thus, the value of the net assets of PDI at December 31, 2001 was $-0-. During March 2002, PDI returned 4,000,000 shares of the Company's common stock which was then cancelled by the Company. The cancelled shares were valued based on the net assets in excess of liabilities of PDI. The gain on the disposal of PDI recoups the loss on the net assets in excess of liabilities previously recognized in the period ended September 30, 2001. The following is a summary of loss from discontinued operations resulting from the litigation between PDI and the Company for the three months ended March 31, 2002 and 2001. The consolidated financial statements have been retroactively restated to reflect this event.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 4 -      DISCONTINUED OPERATIONS (Continued)


                                                     For the Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                        2002        2001
                                                      ---------   ---------
                                                     (Unaudited) (Unaudited)

NET SALES                                             $    --     $ 610,859

COST OF SALES                                              --          --
                                                      ---------   ---------

GROSS MARGIN                                               --       610,859

OPERATING EXPENSES

  Consulting                                               --        14,053
  Depreciation and amortization                            --        91,944
  Selling, general and administrative                      --       510,419
                                                      ---------   ---------

    Total Other Income (Expense)                           --       616,416
                                                      ---------   ---------

LOSS FROM OPERATIONS                                       --        (5,557)

OTHER INCOME (EXPENSE)

  Interest expense                                         --       (19,281)
  Interest income                                          --             1
  Gain on disposal of subsidiary                        294,746        --
  Loss on impairment of goodwill                           --          --
  Loss on impairment of net assets in excess
   of liabilities of Project Development Industries        --          --
                                                      ---------   ---------

    Total Other Income (Expense)                        294,746     (19,280)
                                                      ---------   ---------

INCOME TAX EXPENSE                                         --          --
                                                      ---------   ---------

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                                           $ 294,746   $ (24,837)
                                                      =========   =========
                                      F-10

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 5 -       CORRECTION OF CERTAIN ERRORS

               The Company has restated its December 31, 2001 consolidated financial statements to reflect adjustments made to properly record a liability and capitalize related amounts for stock options granted below market value as part of a consulting agreement. This consulting agreement was not considered in the December 31, 2001 financial statements previously issued by the Company. The Company granted 500,000 stock options to nonemployees as part of this consulting agreement and as a result of applying SFAS 123, "Accounting for Stock-Based Compensation", the Company has capitalized an additional $73,038 for the Company's Reno Project. These adjustments increased the previously reported construction in progress at December 31, 2001 by $260,538, increased accounts payable by $187,500 and increased common stock by $73,038. These adjustments had no effect on the net loss and accumulated deficit for the year ended December 31, 2001. A summary of the changes is as follows:


                                                        Originally           As
                                                         Reported         Restated         Difference
                                                     ---------------  ----------------- -----------------

               Construction in progress              $     5,978,012   $     6,238,550  $     260,538
               Accounts payable                              506,676           694,176        187,500
               Common stock (no par)                      23,176,950        23,249,988         73,038
               Stockholders' equity (deficit)               (966,435)         (893,397)        73,038
               Net loss                                  (14,888,269)      (14,888,269)             -
               Loss per share                                  (0.20)            (0.20)             -

                                      F-11