Form 10QSB
period 2002-06-30
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2002-08-12
CIK 1106928

United States Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
   [ X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2002.

   [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ___________

                        Commission file number : 0-30738

               Environmental Oil Processing Technology Corporation
               ---------------------------------------------------
                 (Exact name of business issuer in its charter)

             Utah                                            82-0520055
------------------------------                            ---------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

 2801 Brandt Avenue, Nampa, Idaho                                      83687
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:  (208)-463-0063              Fax:     (208) 463-7601
--------------------------------------------------------------------------------



-------------------------------------------------------------------------------
                                (Former Address)

The number of shares of common stock
outstanding as of June 30, 2002, is 81,792,380

         Transitional Small Business Disclosure Format. Yes [   ], No [ X ].

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

         The following financial statements are filed as part of this report:

         The Consolidated Financial Statements of the Company for the three and six months ended June 30, 2002 and 2001.

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001, audited consolidated financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

Item 2.  Management's Discussion and Plan of Operation:

         Results of Operations:

         During the first six months of 2002 the Company focused its activities on developing its used oil refineries. The Company presently has two refinery projects i.e. the pilot plant in Nampa, Idaho, and the Reno Project presently in development which will be operated by a wholly owned subsidiary EOPT Refining of Nevada, Inc.

         The Nampa plant became operational in the second quarter of 2001 with the production of diesel, naphtha and asphalt residuum, all of which were sold to local wholesalers. During the last few months the plant has been under improvement modification which includes a newly engineered and fabricated refining column and support equipment. The modifications are now expected to be completed and the plant operating early in the fourth quarter of 2002. The modifications are engineered to improve the quality and quantity of production of petroleum products. When the modified plant is operating Management anticipates having a positive cash flow from the Nampa operations.

         The Reno Project consists of completing land development on 20 acres of land which was originally purchased for used oil refining plants to be located on 15 acres and a co-generation plant for electricity on the remaining 5 acres. The site preparation is essentially completed and the engineering and design work for two refining plants is in advanced stages and presently on hold. Engineering for the Reno project is being completed by PC&E of St. Louis, a subsidiary of Emerson (formerly Emerson Electric) and Redd Engineering of Salt Lake City, Utah. Approximately $30,000,000 is needed to construct, locate and start up the two plants which could be operating by the second quarter of 2003 if financing is soon obtained. The remaining 5 acres of the development is "fully permitted" for the production of electricity and is currently for sale for in excess of $20,000,000 with several interested parties.

         During the second quarter of 2001 the Company acquired the assets of Artesian Oil Recovery, Inc. in Oakland California for the sum of $485,000, to provide oil for the Reno Project. Pending completion of the Reno refineries, the oil is being trucked to the Nampa refinery.

         The settlement of the litigation involving the separation of the subsidiary PDI was completed in March of 2002. Among other matters, the Company recovered and canceled 4,000,000 shares of its common stock from the owners of PDI. The canceled shares were valued based on the net assets in excess of liabilities of PDI. The gain on the disposal of PDI of $294,746 recoups the loss on the net assets in excess of liabilities previously recognized in the period ending September 30, 2001. Accordingly, the financial statements have been restated to reflect the discontinued PDI operations.

         Operations in the first six months of 2002 resulted in consolidated revenues of $728,884 compared to $449,581 in the first six months of 2001. Consolidated revenues increased by 62% over the six months of 2001. The Company had costs of sales of $177,895 during the six months ended June 30, 2002, compared to $116,667 for the same period of 2001. These costs are for the used oil purchased, processed and sold at the Nampa, Idaho and Artesian facilities. EOPT's gross margin was 76% of sales in 2002 compared to 74% in 2001. The increase in the margin was due to the decrease in the cost of shipping the used oil to Idaho in 2002 which occurred when the Company began leasing trucks from a company owned by two of its directors.

         Selling, general and administrative expense for the six months ended June 30, 2002, was $1,485,312 compared to $1,249,086 for the same period last year. The Company has stabilized these operating costs. The increase is due to an expense of $260,157 which was recorded for the value of stock options issued to non-employees. Excluding this non cash expense these operating expenses decreased by $23,931. The Company's business is labor intensive and its largest expense is payroll. Included in consulting expense for the six months ended June 30, 2001, is $9,372,000 which is the value of 1,200,000 shares of common stock issued for services to a consultant during January 2001. Without the value of the shares issued to the consultant, consulting expense for the first three months of 2001 would have been $30,549 compared to $24,500 for the same six months of 2002. The Company has also stabilized its consulting costs.

         The Company's net loss from operations in the six months ended June 30, 2002, was $1,096,056 compared to $10,358,969 in the same period of 2001.
Excluding the value of the shares issued to the consultant in January 2001, the Company's loss for the first six months of 2001 would have been $986,969. The increase of $109,087 was primarily due to the amortization of debt issue costs of $52,500 and depreciation of $51,533. The Company expects its loss to decline in the fourth quarter of 2002 with the new refining column at its operations in Nampa and the continued growth of Artesian Oil Recovery in Oakland California.

         Operations in the second three months of 2002 resulted in consolidated revenues of $411,319 compared to $251,545 in the second three months of 2001, an increase of $159,774 or 64%. The increase was the result of the acquisition of Artesian Oil Gathering. The Company's gross margin was 82% in 2002 compared to

73% in2001. The improved margin was the result of the Company leasing trucks from two of its officers and directors instead of the previous practice of hiring outside trucking.

         Selling, general and administrative expense for the three months ended June 30, 2002, was $910,469 compared to $674,100 for the same period of 2001. Excluding the $260,157 recorded for the value of options issued to non employees these expenses were $650,312. The decrease of $23,788 was the result of management's cost containment efforts.

         Liquidity and Capital Resources.

         The Company entered into a funding agreement with a trust fund to borrow $10,500,000 for the development and expansion of the Company business. Some of these funds were used in designing and engineering the refining and production facility in the Reno Project. Some of the loan funds have been used to purchase the real property for the Reno Project, and the permitting of some of the property for electrical production. Through June 30, 2002, the Company has incurred $6,812,738 for the cost of the Reno Project including $527,713 expended in the first six months of 2002. The Company also incurred $445,775 and $584,166, in the first six months of 2002 and 2001, respectively on the Nampa, Idaho facility. The terms of the funding required the Company to repay the full amount borrowed in one year from the date funds were first received subject to the lender's option to extend the loan. The lender has agreed to extend the loan for an additional six months to September 23, 2002.

         The Company used cash in its operations of $43,521 during the six months ended June 30, 2002, compared to using cash in operations of $94,056 for the corresponding period in the prior year. The difference of $50,535 was primarily due to the net cash used in the operating losses of the Company offset by the increase in its accounts payable and accrued expenses to increase by $761,911 in 2002 compared to an increase of $264,971 of accounts payable and accrued expenses in 2001.

         The Company's accounts receivable decreased by $651 from December 31, 2001, to June 30, 2002, compared to an increase of $165,020 for the same period of 2001. The increase in 2001 was the result of the Company's expanded oil gathering business with the purchase of Artesian Oil Recovery. The decrease for 2002 was due to better collection efforts by the Company's sales personnel.

         In 2001 the Company accumulated used oil for processing in the Nampa facility therefore inventory levels increased by $50,115 in 2001 compared to a decrease of $8,389 in the same period of 2002 because the Company sold some of its used oil while the refinery is being refitted.

         The Company paid $25,892 of debt to banks in 2002 compared to $533,206 in 2001. The Company also repaid related parties cash of $491,500 in 2001. The Company borrowed $7,500 from an officer and director in the first six months of 2002. The Company borrowed $84,990 from related parties and $6,000,000 from unrelated parties during the same periods of 2001. The Company repaid $210,000 of related party debt in 2002 through the issuance of 2,333,333 shares of its common stock. It also issued 535, 714 shares to consultants on exercise of their options and for conversion of accounts payable of $175,000 and an additional 103,217 shares to collectors for used oil valued at $17,991.

         The Company issued 9,600,000 shares to an officer and director upon the exercise of his options at $0.17 per share for 3,600,000 shares and $0.085 per share for 6,000,000 shares. The officer and director gave the Company his note for the exercise of the options. The notes total $1,122,000, are unsecured and bear interest at 6% per annum.

         The Company has recorded a gain from discontinued operations in 2002, in the amount of $294,746 related to the PDI separation which is the value of the Company's 4,000,000 shares of common stock recovered. The Company had income of $467,370 for the same period of 2001 from the operations of PDI.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.

         On September 24, 2001, EOPT filed a complaint against LM Alternative, Inc. ("LMA") in the United States District Curt, Central District of California, Eastern Division, Case No. EDCV 01-0699 VAP (SGLx). EOPT seeks a money judgement against LMA. EOPT anticipates that in addition to filing an Answer denying EOPT's claims, LMA will file a Counterclaim seeking money damages against EOPT for breach of contract. The case arises as a result of orders placed by EOPT for electrical generators, and the alleged default by LMA. The parties have agreed on a dismissal without prejudice and a moratorium on refiling for six months.

         American Moistening Company, Inc. filed a Complaint in North Carolina in the Superior court Division of Mecklenburg County on February 25, 2002 and seeks a money judgment against EOPT for $165,840 for services and goods performed or manufactured. EOPT timely filed an answer asserting that EOPT canceled its purchase order and that there is no liability. Opposing counsel is requesting a settlement proposal. Both EOPT and AMCO are seeking attorneys' fees and costs of litigation against the other.

Item 2.  Changes in Securities.

         (a)      None
         (b)      None

         (c) The following common stock was sold by the registrant during the second quarter of 2002:

                  (i) On May 1, 2002, registrant issued 3,600,000 shares of its common stock to N. Tod Tripple at $0.17 per share (the option price). Payment for the option was a promissory note in the amount of $612,000 bearing interest at 6 % per annum, all due and payable on or before October 1, 2006.

                  (ii) On May 1, 2002, registrant issued 6,000,000 shares of its common stock to N. Tod Tripple at $0.085 per share (the option price). Payment for the option was a promissory note in the amount of $510,000 bearing interest at 6 % per annum, all due and payable on or before May 1, 2007.

Item 3.  Defaults Upon Senior Securities.   None

Item 4.  Submission of Matters to a Vote of Security Holders.   None

Item 5.  Other Information.

         In 2001 EOPT received the last of the required Federal and State permits and approvals for construction and operation of an electrical production facility on 5 acres of the Reno Project. These permits are the Federal Energy Regulatory Commission's ("FERC") authorization to sell energy at market based rates, the Nevada Public Utility Commission Utility Environmental Planning Act Permit, the State of Nevada Department of Conservation and Natural Resources Air Quality operating Permit, and the Storey County Special Use Permit. EVOP has decided to not pursue the production of electricity at this time on the Reno Project, and is presently negotiating for the sale of the applicable 5 acres. The EOPT property is near the entrance to the Tahoe-Reno Industrial Center, one of the largest industrial zoned developments in the United States.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      No exhibits.

         (b)      No Form 8-K filed during the second quarter of 2002.

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

                             Environmental Oil Processing Technology Corporation
                                               (Registrant)

Date:    August 12, 2002     By/s/ N. Tod Tripple
                                   ---------------------------------
                                   N. Tod Tripple, President and CEO




                                 CERTIFICATION
                                       BY
                            CHIEF EXECUTIVE OFFICER
                                      AND
                            CHIEF FINANCIAL OFFICER

In compliance with Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer and Chief Financial Officer of Environmental Oil Processing Technology Corporation hereby certify that the report on Form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission

        (i) fully complies with the requirements of Section 13(a) or 15(D)oF the Securities Exchange Act of 1934, and


        (ii) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ N. Tod Tripple
August 9, 2002                          ----------------------------------------
                                            N. Tod Tripple, President and CEO


                                        /s/ Leo (Tony)Tripple
                                        ---------------------------------------
                                            Leo (Tony)Tripple, CFO

                          ENVIRONMENTAL OIL PROCESSING
                             TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001

                          ENVIRONMENTAL OIL PROCESSING
                             TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001
                Item                                                 Page
                ----                                                 ----
Consolidated Balance Sheets at June 30, 2002
and December 31, 2001                                                 F-3

Consolidated Statement of Operations for three months
ended June 30, 2002 and 2001 and for the
six months ended June 30, 2002 and 2001                               F-5

Consolidated Statement of Stockholders' Equity (Deficit)              F-6

Consolidated Statement of Cash Flows for the three months
ended June 30, 2002 and 2001                                          F-7

Notes to Consolidated Financial Statements                            F-9

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                               June 30,      December 31,
                                                                 2002             2001
                                                             ------------    -------------
                                                              (Unaudited)

CURRENT ASSETS
   Cash                                                      $     41,398    $  1,076,799
   Trade accounts receivable, less allowance for
    doubtful accounts of $10,000 and $10,000, respectively        128,634         129,285
   Inventories                                                    200,545         190,943
   Other current assets                                           164,054          48,358
                                                             ------------    ------------

     Total Current Assets                                         534,631       1,445,385
                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                                   4,277,970       3,878,670
   Less accumulated depreciation                                 (288,726)       (237,193)
                                                             ------------    ------------

     Property, Plant and Equipment, Net                         3,989,244       3,641,477
                                                             ------------    ------------

OTHER ASSETS

   Construction in progress                                     6,812,738       6,238,550
   Deposits                                                            40              40
   Intangible assets, net                                         361,600         394,800
   Unamortized debt issue costs                                      --            52,500
                                                             ------------    ------------

     Total Other Assets                                         7,174,378       6,685,890
                                                             ------------    ------------

     TOTAL ASSETS                                            $ 11,698,253    $ 11,772,752
                                                             ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                              June 30,       December 31,
                                                                2002             2001
                                                           ------------    --------------
                                                            (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                        $    747,696    $    694,176
   Accrued expenses                                           1,756,972       1,236,081
   Notes payable - related parties                                7,500         210,000
   Notes payable                                             10,500,000      10,525,892
                                                           ------------    ------------

     Total Current Liabilities                               13,012,168      12,666,149
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, no par value; 200,000,000
    shares authorized; 81,792,380 and 73,220,116
    shares issued and outstanding, respectively              24,763,956      23,249,988
   Note and interest receivable - related party (Note 3)     (1,133,066)           --
   Accumulated deficit                                      (24,944,805)    (24,143,385)
                                                           ------------    ------------

     Total Stockholders' Equity (Deficit)                    (1,313,915)       (893,397)
                                                           ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                      $ 11,698,253    $ 11,772,752
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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                (Unaudited)


                                                   For the                          For the
                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                         ----------------------------    ----------------------------
                                               2002          2001             2002              2001
                                         ------------    ------------    -------------   ------------
NET SALES                                $    411,319    $    251,545    $    728,884    $    449,581

COST OF GOODS SOLD                             75,100          67,567         177,895         116,667
                                         ------------    ------------    ------------    ------------

GROSS MARGIN                                  336,219         183,978         550,989         332,914
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES

   Amortization of debt issue cost               --              --            52,500            --
   Consulting                                  14,000          15,336          24,500       9,402,549
   Depreciation and amortization               42,366          20,124          84,733          40,248
   Selling, general and administrative        910,469         674,100       1,485,312       1,249,086
                                         ------------    ------------    ------------    ------------

     Total Operating Expenses                 966,835         709,560       1,647,045      10,691,883
                                         ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                         (630,616)       (525,582)     (1,096,056)    (10,358,969)
                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

   Interest expense                              (667)         (8,524)         (1,856)        (34,042)
   Interest income                                242           6,008           1,746           8,544
                                         ------------    ------------    ------------    ------------

     Total Other Income (Expense)                (425)         (2,516)           (110)        (25,498)
                                         ------------    ------------    ------------    ------------

INCOME TAX EXPENSE                               --              --              --              --
                                         ------------    ------------    ------------    ------------

LOSS FROM CONTINUING
 OPERATIONS                                  (631,041)       (528,098)     (1,096,166)    (10,384,467)

INCOME FROM DISCONTINUED
 OPERATIONS (Note 4)                             --           492,207         294,746         467,370
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $   (631,041)   $    (35,891)   $   (801,420)   $ (9,917,097)
                                         ============    ============    ============    ============

BASIC INCOME (LOSS) PER
 COMMON SHARE

   Loss from continuing operations       $      (0.01)   $      (0.01)   $      (0.01)   $      (0.14)
   Income from discontinued operations           0.00            0.01            0.00            0.01
                                         ------------    ------------    ------------    ------------

     Basic income (loss) per share       $      (0.01)   $      (0.00)   $      (0.01)   $      (0.13)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                               78,522,050      73,520,116      76,055,662      73,387,039
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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                           Note and
                                                  Common Stock             Interest                         Total
                                         ----------------------------      Receivable-    Accumulated    Stockholders'
                                             Shares           Amount     Related Party      Deficit      Equity (Deficit)
                                         --------------- ------------    -------------   ------------    ---------------

Balance, December 31, 2000                 72,020,116    $ 12,943,211    $       --      $ (9,255,116)   $  3,688,095

Common stock issued for services            1,200,000       9,372,000            --              --         9,372,000

Stock options granted to employees
   below market value                            --           561,400            --              --           561,400

Stock options granted to nonemployees
   below market value                            --           373,377            --              --           373,377

Net loss for the year ended
   December 31, 2001                             --              --              --       (14,888,269)    (14,888,269)
                                         ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001                 73,220,116      23,249,988            --       (24,143,385)       (893,397)

Common stock issued for inventory
 (unaudited)                                  103,217          17,991            --              --            17,991

Common stock issued for options
 exercised (unaudited)                        500,000         175,000            --              --           175,000

Conversion of accounts payable to
 common stock (unaudited)                      35,714          12,500            --              --            12,500

Common stock issued for conversion
   of debt (unaudited)                      2,333,333         210,000            --              --           210,000

Cancellation of shares returned in
 settlement agreement by Project
 Development Industries (unaudited)        (4,000,000)       (294,746)           --              --          (294,746)

Stock options granted to nonemployees
 at market value (unaudited)                     --           260,157            --              --           260,157

Common stock issued for options
 exercised at $0.17 per share
 (unaudited)                                3,600,000         612,000        (612,000)           --              --

Common stock issued for options
 exercised at $0.085 per share
 (unaudited)                                6,000,000         510,000        (510,000)           --              --

Interest accrued on related party note           --            11,066         (11,066)           --              --

Net loss for the six months ended
   June 30, 2002 (unaudited)                     --              --              --          (801,420)       (801,420)
                                         ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2002 (unaudited)       $ 81,792,380    $ 24,763,956    $(1,133,066)    $(24,944,805)   $ (1,313,915)
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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the Six Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                                2002          2001
                                                         -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $  (801,420)   $(9,917,097)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Amortization of debt issue costs                          52,500           --
     Depreciation and amortization                             84,733        224,136
     Common stock issued for services                            --        9,477,000
     Gain on disposal of subsidiary                          (294,746)          --
     Stock options granted below market value                 260,157           --
   Changes in operating assets and liabilities:

     Accounts receivable                                          651       (165,020)
     Inventories                                                8,389        (50,115)
     Other assets                                            (115,696)        72,069
     Accounts payable and accrued expenses                    761,911        264,971
                                                          -----------    -----------

       Net Cash Used by Operating Activities                  (43,521)       (94,056)
                                                          -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Construction in progress                                  (527,713)    (4,464,069)
   Capital expenditures                                      (445,775)      (584,166)
                                                          -----------    -----------

       Net Cash Used by Investing Activities                 (973,488)    (5,048,235)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings from notes payable - related parties              7,500         84,990
   Payments on notes payable - related parties                   --         (491,500)
   Proceeds from notes payable                                   --        6,000,000
   Payments on notes payable                                  (25,892)      (533,206)
                                                          -----------    -----------

       Net Cash Provided (Used) by Financing Activities       (18,392)     5,060,284
                                                          -----------    -----------

NET DECREASE IN CASH                                       (1,035,401)       (82,007)

CASH, BEGINNING OF PERIOD                                   1,076,799        273,215
                                                          -----------    -----------

CASH, END OF PERIOD                                       $    41,398    $   191,208
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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                 For the Six Months Ended
                                                         June 30,
                                           ----------------------------------
                                                2002                2001
                                           -------------       --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

   Cash paid for interest                   $      1,189        $     60,329
   Cash paid for taxes                      $         --        $         --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:

Year ended December 31, 2001:
-----------------------------

   The Company entered into a $210,000 promissory note for debt issue costs paid on behalf of the Company by the President of the Company.

Six Months ended June 30, 2002:
-------------------------------

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

   The Company issued 3,600,000 shares of its common stock to the President of the Company for options exercised at $0.17 per share and the President of the Company gave a $612,000 promissory note as payment of the exercise price (See
   Note 3).

   The Company issued 6,000,000 shares of its common stock to the President of the Company for options exercised at $0.085 per share and the President of the Company gave a $510,000 promissory note as payment of the exercise price (See Note 3).

   The Company has accrued interest of $11,066 for the two related party notes and has recorded the amount as a reduction of stockholder's equity with an offset to contributed capital.

      The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

             The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -     GOING CONCERN

             The Company presently has in the bank approximately $41,000. The Company's negative cash flow from operations averages $15,000 per month. Therefore the Company is currently able to pay its bills from its reserves for the next quarter. As waste oil collection by Artesian continues to grow the Company expects this will increase refined oil sales. The Company is modifying its refining plant in Nampa, Idaho and adding a new column that is expected to be completed by the end of the fourth quarter 2002. The Company expects this to produce positive cash flows from operations by 2002 year-end. The Company's loan in the amount of $10,500,000 was due on March 23, 2002. However, the Company has negotiated a six month extension with the note holder and the new due date is September 23, 2002. The Company is building two plants in Reno, Nevada. The Company is seeking financing for the plant. If the financing does not become available soon enough then construction will be slowed so that the Company does not become over extended. However, there can be no assurance that the Company will be successful in its plans. Because the Company has experienced substantial losses from operations and has a working capital deficit of $12,477,537, there is substantial doubt about the Company's ability to continue as a going concern.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 3 -     MATERIAL EVENTS

             Litigation

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

             Truck Lease

             During March 2002, the Company entered into a one-year operating lease for two trucks and related equipment with Oil Transportation Company, Inc. (OTC), a company owned by the President of the Company and an unrelated individual. The monthly lease payments are based on $0.50 per actual running mileage in a month. The Company has prepaid OTC the amount of $20,000 that is included in other current assets as of June 30, 2002.

             Notes Payable

             The Company has negotiated an extension on its note payable in the amount of $10,500,000 which was due on March 23, 2002. The due date on the note has been extended six months to September 23, 2002.

             Notes and Interest Receivable - Related Party

             On May 1, 2002, the President of the Company gave a $612,000 promissory note to the Company as payment of the exercise of 3,600,000 options to purchase the Company's common stock at $0.17 per share. The promissory note bears interest at 6% per annum, is unsecured, and is payable on October 1, 2006.

             Also, on May 1, 2002, the President of the Company gave a $510,000 promissory note to the Company as payment of the exercise of 6,000,000 options to purchase the Company's common stock at $0.085 per share. The promissory note bears interest at 6% per annum, is unsecured, and is payable on May 1, 2007.

             At June 30, 2002, total interest receivable from these notes was $11,066. Both notes receivable and related interest from the related party have been shown as a reduction of stockholders' equity and the related interest income for the period has been recorded as contributed capital.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


             NOTE 4 - DISCONTINUED OPERATIONS

             On September 14, 2001, Project Development Industries, LLC (PDI), the Company's wholly-owned subsidiary, and several individuals filed a complaint in a federal district court against the Company. In March 2002, the Company and PDI reached an agreement of separation, settlement and mutual release. Both PDI and the Company agreed and consented to separate PDI from the Company completely and to rescind the original share purchase agreement subject to the terms and conditions of the settlement. The Company has accounted for the operations of PDI as discontinued and has used PDI's financial statements as of June 30, 2001. At June 30, 2001, PDI had net assets in excess of liabilities of $294,746. An allowance has been established for the net assets in excess of liabilities of PDI, thus, the value of the net assets of PDI at December 31, 2001 was $-0-. During March 2002, PDI returned 4,000,000 shares of the Company's common stock which was then cancelled by the Company. The cancelled shares were valued based on the net assets in excess of liabilities of PDI. The gain on the disposal of PDI recoups the loss on the net assets in excess of liabilities previously recognized in the period ended September 30, 2001. The following is a summary of loss from discontinued operations resulting from the litigation between PDI and the Company for the three and six months ended June 30, 2002 and 2001. The consolidated financial statements have been retroactively restated to reflect this event.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 4 - DISCONTINUED OPERATIONS (Continued)

                                                  For the                        For the
                                            Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                         ----------------------------   --------------------------
                                           2002            2001           2002           2001
                                         -------------   ------------   ------------   -----------
                                         (Unaudited)     (Unaudited)    (Unaudited)   (Unaudited)
NET SALES                                $         --     $   766,949    $      --     $ 1,377,808

COST OF SALES                                      --            --             --            --
                                         --------------   -----------    -----------   -----------

GROSS MARGIN                                       --         766,949           --       1,377,808

OPERATING EXPENSES

  Consulting                                       --          59,963           --          74,016
  Depreciation and amortization                    --          91,944           --         183,888
  Selling, general and administrative              --         115,831           --         626,250
                                         --------------   -----------    -----------   -----------

    Total Operating Expenses                       --         267,738           --         884,154
                                         --------------   -----------    -----------   -----------

INCOME FROM OPERATIONS                             --         499,211           --         493,654
                                         --------------   -----------    -----------   -----------

OTHER INCOME (EXPENSE)

  Interest expense                                 --          (7,006)          --         (26,287)
  Interest income                                  --               2           --               3
  Gain on disposal of subsidiary                   --            --          294,746          --
  Loss on impairment of goodwill                   --            --             --            --
  Loss on impairment of net assets
   in excess of liabilities of Project
   Development Industries                          --            --             --            --
                                         --------------   -----------    -----------   -----------

    Total Other Income (Expense)                   --          (7,004)       294,746       (26,284)
                                         --------------   -----------    -----------   -----------

INCOME TAX EXPENSE                                 --            --             --            --
                                         --------------   -----------    -----------   -----------

INCOME FROM DISCONTINUED
 OPERATIONS                              $         --     $   492,207    $   294,746   $   467,370
                                         ==============   ===========    ===========   ===========


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 5 -     OUTSTANDING STOCK OPTIONS

             The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

             As a result of applying APB Opinion 25 to stock options granted to employees, the Company did not incur an additional expense for the six months ended June 30, 2002.

             FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 155.95%; risk-free interest rates of 4.475% and expected lives of 5.0 years.

             As a result of applying SFAS No. 123 to stock options granted on May 1, 2002 to nonemployees, the Company recorded an expense of $260,157 for the six months ended June 30, 2002. The expense is included in the selling, general and administrative amount in the statement of operations.

             Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $59,127. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 5 -      OUTSTANDING STOCK OPTIONS (Continued)

                                                                                  For the Six Months Ended
                                                                                           June 30,
                                                                           ---------------------------------------
                                                                                  2002                 2001
                                                                           ------------------  -------------------
                                                                               (Unaudited)          (Unaudited)
              Net loss:
                As reported                                                $         (801,420) $      (9,917,097)
                Pro forma                                                  $         (860,547) $      (9,917,097)

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                           ---------------------------------------
                                                                                  2002                 2001
                                                                           ------------------  -------------------
                                                                               (Unaudited)          (Unaudited)
              Basic loss per share:
                As reported                                                $            (0.01) $           (0.13)
                Pro forma                                                  $            (0.01) $           (0.13)

              A summary of the status of the Company's stock option plans as of June 30, 2002 and changes during the period is presented below:

                                                                                              Weighted
                                                                                               Average
                                                                             Shares        Exercise Price
                                                                           -----------     --------------
              Outstanding, December 31, 2001                                 6,950,000        $ 0.190

                  Granted                                                   10,050,000          0.085
                  Canceled                                                        --            --
                  Exercised                                                 10,100,000          0.130
                                                                           -----------        ----------

              Outstanding, June 30, 2002 (unaudited)                         6,900,000        $ 0.120
                                                                           -----------        ----------

              Exercisable, June 30, 2002 (unaudited)                        6,500,000         $ 0.120
                                                                           -----------        ----------


                                                           Outstanding                        Exercisable
                                         -------------------------------------------- --------------------------
                                                          Weighted
                                                           Average        Weighted                   Weighted
                                            Number       Remaining         Average       Number      Average
                                         Outstanding  Contractual         Exercise    Exercisable    Exercise
              Exercise Prices            at 06/30/02         Life            Price    at 06/30/02      Price
              ---------------            -----------------------------  ------------  -----------   ------------
              $ 0.085                    4,050,000         5.00          $ 0.085       4,050,000      $ 0.085
                0.170                    2,670,000         3.00            0.170       2,360,000        0.170
                0.350                      180,000         3.00            0.350          90,000        0.350
                                         ---------       --------        ----------    ---------      ---------
              $ 0.085 - 0.350            6,900,000         3.77          $ 0.120       6,500,000      $ 0.120
                                         =========       ========        ==========    =========      =========


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


             NOTE 5 - OUTSTANDING STOCK OPTIONS (Continued)

             On May 1, 2002, the Company granted 10,050,000 stock options to officers, employees, consultants and other individuals. These options were issued with an exercise price of $0.085 per share. All of these options vest immediately and have a maturity of five years from the grant date.

             Also on May 1, 2002, the President of the Company exercised 3,600,000 of the options at the exercise price of $0.17 per share. As payment to exercise these options, the President of the Company gave a $612,000 promissory note to the Company. (See Note 3).

             And on May 1, 2002, the President of the Company exercised 6,000,000 of the options at the exercise price of $0.085 per share. As payment to exercise these options, the President of the Company gave a $510,000 promissory note to the Company. (See Note 3).

NOTE 6 -     OPERATING SEGMENT INFORMATION

             For the six months ended June 30, 2002, the Company operated in two geographic segments, (1) waste oil collection and refining at the Company's headquarters in Nampa, Idaho, and (2) waste oil collection at the Company's offices in Oakland, California.

                                                  For the Six
                                                  Months Ended
                                                    June 30,          ARTESIAN             EOPTI           Totals
                                                ----------------  ---------------       ----------      -----------
              Net Sales                               2001            55,485              394,096           449,581
                                                      2002           177,466              551,418           728,884

              Operating income (loss)                 2001          (724,843)          (9,634,126)      (10,358,969)
                                                      2002            49,120           (1,145,176)       (1,096,056)

              General corporate                       2001                --                 --                --
                                                      2002                --                 --                --

              Other Income (Expense)                  2001                --            (25,498)            (25,498)
                                                      2002                --               (110)               (110)

              Operating Assets                        2001                --         12,116,965          12,116,965
                                                      2002           408,514         11,289,739          11,698,253


NOTE 7 -     SUBSEQUENT EVENTS

             Subsequent to June 30, 2002, the Company issued 74,973 shares of its common stock at $0.075 per share for inventory purchased during the three months ended June 30, 2002. The total value of the shares of $5,623 was included in accounts payable at June 30, 2002.

             Also subsequent to June 30, 2002, the Company issued 100,000 shares of its common stock for accounts payable applied to the exercise of stock options at an exercise price of $0.085 per share to one of its consultants. The total value of the shares of $8,500 was included in accounts payable at June 30, 2002.