Form 10KSB/A
period 2001-12-31
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2002-11-12
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

Form 10-KSB/A
(Mark One)
   [X]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2001

   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___________ to __________

                        Commission file number : 0-29509

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
               ---------------------------------------------------
                 (Exact name of business issuer in its charter)

         UTAH                                                82-0520055
------------------------------                           ------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

         2801 Brandt Avenue, Nampa, Idaho                       83687
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

Issuer's telephone number:    (208)-463-0063      Fax:     (208)463-7601
                              --------------               -------------

Securities registered under Section 12(b) of the Exchange Act:
         Title of each class                        Name of each exchange
                                                    on which registered

-----------------------------------------           ----------------------------

-----------------------------------------           ----------------------------

Securities registered under 12(g) of the Exchange Act:

                            Common Stock no par value
                          -----------------------------
                                (Title of Class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X], No [ ], and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

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

Transitional Small Business Disclosure Format.  Yes [ ]   No [X]










                                   The following Item 7, Financial Statements have been modified from those previously filed in the December 31, 2001, 10KSB, and
                                   Item 6, Management's Discussion and Analysis' numbers in the same report have been modified accordingly.

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

         2. The organization in August of EOPT Refining of Nevada, Inc., a subsidiary corporation to purchase the real property and develop a refining facility in the Reno, Nevada, area to refine used lubricating oil gathered in both Nevada and California. The corporation acquired approximately 20 acres in the Reno Industrial park, and is currently preparing approximately 15 acres of such land for a used oil refining facility. The site is planned to include two refining plants, and a tank farm and transporting facility for both trucking and railroad transfers. PC&E, of St. Louis, a subsidiary of Emerson (formerly Emerson Electric), with the cooperation of Redd Engineering of Salt Lake City, is preparing the engineering and construction plans for the improvements to be located on the Reno site. The Company does not now have a source of financing to proceed with the fabrication of the refining plants.

         3. The organization in April of EOPT Power Group Nevada, Inc., a subsidiary corporation to develop the remaining 5 acres on the Reno site for generation of electricity. Management intended that the power plant would use fuel from the refining site to run the power plant. The power corporation successfully obtained all of the required permits from the State of Nevada and the Federal agencies for the construction of a power plant, and the property is considered a "fully permitted" site. The manufacturer of the electric generators was not able to timely deliver the generating equipment. The Company is currently involved in litigation with the manufacturer who was to provide the equipment. (See "Legal Proceedings" page 8, Item 3). The Company has the "permitted" property for sale for an asking price of $20.5 Million and is negotiating with several companies for the sale thereof. Until the property is sold, the Company is not ruling out the development of the site for the production of electricity.

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

During the third quarter of 2001 it became apparent that other engineering capability was available to the Company and that management of the Company's subsidiary Project Development Industries, L.L.C. ("PDI") was discontent, as a result of which litigation was entered into (See Item 3) and PDI and the Company parted and are no longer affiliated. Management of the Company is pleased with the availability of engineering and other consulting services in replacement of the services previously provided by PDI.

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

2.       EOPT Reno Project.

         The Company has acquired fee title to approximately 20 acres in the Reno Industrial Park located in the Reno, Nevada, vicinity. The real property is unimproved with on site developmentpresently in progress. Approximately 15 acres is planned for oil refining plants and related equipment, and approximately 5 acres is planned and permitted for the generation of electricity. The property is subject to a deed of trust in favor of Lewis & Clark College securing a promissory note and interest earned, in the principal amount of $10,500,000.

3.       Artesian Oil Recovery.

         In May of 2001 the Company acquired the assets of Artesian Oil Recovery, Inc. located in Oakland, California. The assets included a lease on the premises at 2306 Magnolia Street, Oakland, California, which lease continues until September 2005. Tenant has the option to extend the lease for two 5 year periods. The rent on the premises is $1,250 per month. Other assets of the Company include a 1985 GMC 7000 Tanker Truck, 1979 International S1854 Tanker Truck, office equipment, four storage tanks i.e. 9400 gal, 2-2,000 gal. and a 1,500 gal tank, and miscellaneous operating equipment.
..

ITEM  3. LEGAL PROCEEDINGS.

1. On September 14, 2001, Project Development Industries, L.L.C. (PDI), the Company's wholly owned subsidiary and several individuals who were former owners of PDI, including former director Grayson Evans, filed a federal district court complaint against the Company in the United States Court of Colorado, Case No. EDCV01WM-1714. PDI was seeking rescission of the Company's purchase of PDI for 7 million shares of the Company's stock and a $6 million promissory note. The Company asserted counterclaims for breach of contract and negligent misrepresentation. The matter was dismissed with prejudice on March 4, 2002, following a settlement under which the Company paid a $155,000 invoice previously tendered by PDI and the former owners of PDI returned 4 million shares of stock and cancelled the $6 million promissory note.

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

         Year 2001                         High             Low
         ---------                         ----             ---

         First Quarter.................... $9.10            $0.30
         Second Quarter................... $1.42            $0.30
         Third Quarter.................... $0.65            $0.16
         Fourth Quarter................... $0.35            $0.16

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

Registrant's former subsidiary PDI was disposed of in 2001. The former owners filed a lawsuit for rescission of the acquisition of PDI based on the acquisition agreements, and a settlement agreement was reached under which Registrant received back 4,000,000 shares of the 7,000,000 shares issued for PDI. (See "Legal Proceedings" page 8, Item 3). As a result of the disposition Registrant's financial statements have been restated to reflect PDI as discontinued operations. This means that Registrant's financial statements only reflect its core business of used oil gathering and refining after recognizing a significant loss for discontinued operations.

The Company's operations as of the year end December 31, 2001, reflected sales of used oil products of approximately $1,258,000 compared to $783,000 in 2000. Cost of sales were approximately $262,000 in 2001, which relates to the cost of collecting oil in California and transporting it to Idaho. In 2000 the Company did not collect used oil in California. This is an increase in sales of 61%, which is the result of approximately $273,000 of new revenues generated by Artesian and $202,000 of additional revenues from the Nampa refinery. Operating expenses increased by approximately $10,918,000 in 2001 over 2000. $9,372,000 of this increase is the value of 1,200,000 shares of the Company's common stock which were issued to a consultant for consulting services, $373,000 for the value of options issued to non-employees, and $561,000 for the value of options issued to employees. Generally Accepted Accounting Principles require that the issuance of non cash compensation in the form of stock and stock options be valued at fair value, which approximates market value. Excluding these non cash expenses Operating Expenses increased by approximately $612,000. Material components of this increase are legal fees of about $150,000 in connection with the PDI termination and $275,000 increased payroll. Approximately $157,000 of the increased Operating Expenses relate to Artesian, of which $74,000 was payroll. The balance of the increased overhead is due to the operation of the Nampa refinery in 2001, which was not at full time capacity.

The Company recorded a loss of discontinued operations of $2,570,000 in 2001 compared to $355,000 in 2000. The 2001 loss includes $3,047,000 for the impairment of goodwill and its net assets in excess of liabilities of PDI. Subsequently in 2002, the Company recovered 4,000,000 shares of its common stock from the former owners of PDI.

Liquidity and Capital Resources.

The Company used $120,000 of cash in its operations during 2001 compared to $1,432,000 in 2000. This reduction is due to an increase in accounts payable and accrued expenses of $1,455,001 compared to a decrease of $50,000 in the prior year. Accounts receivable increased by $353,000 and inventory increased by $177,000 due to the addition of Artesian and the increased operations in Nampa.

The Company used cash in its investing activities of $8,435,000 in 2001 compared to $128,000 in 2000. The $128,000 was used in 2000 for improvements at the Nampa facility. In 2001 $1,674,000 was used for Nampa plant improvements, $485,000 to purchase Artesian and $6,239,000 was invested in the Reno Project.

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

         Included herewith are the audited Financial Statements of Registrant for the years ended December 31, 2001, and December 31, 2000, as modified from those previously filed in the 10KSB for December 31, 2001.

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

Business Experience of Officers and Directors:
----------------------------------------------

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

Marilyn J. Tripple. Mrs. Tripple has served as Office Manager and Executive Secretary for the Company and its predecessors since inception in 1994. Previously she was Office Manager and Secretary for Rangen's, Buhl, Idaho 1993-1994, and for H & A Land & Cattle, Inc., of Dietrich, Idaho from 1988 -1993.

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

         Name and Address              Amount & Nature
         of Beneficial Owner           of Benef. Owner        Category              Percent
         -------------------           ---------------        --------              -------
         N. Tod and Marilyn Tripple    8,254,634              Director, Officer     11.27%
         2801 Brandt Ave.
         Nampa, Idaho 83687

         Leo B. (Tony) Tripple         9,533,822              Director, Officer     12.87%
         2801 Brandt Ave.
         Nampa, Idaho 83687


         Officers and Directors
           as a Group                 17,788,456                                    24.29%

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

                             Environmental Oil Processing Technology Corporation

 Date: November 11,  2002    By /s/ Norvin T. (Tod) Tripple
                                --------------------------------------
                                    Norvin T. (Tod) Tripple, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ Norvin T. (Tod) Tripple
         ---------------------------
             Norvin T. (Tod) Tripple      President, CEO & Director       November 11, 2002.


         /s/ Leo B. (Tony) Tripple
         ---------------------------
             Leo B. (Tony) Tripple        Vice President & Director       November 11, 2002


         /s/ Marilyn J. Tripple
         ---------------------------
             Marilyn J. Tripple           Secretary & Director            November 11, 2002


                                 CERTIFICATION
                                       BY
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER

In compliance with Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer and Chief Financial Officer of Environmental Oil Processing Technology Corporation hereby certify that the report on Form 10KSB/A for the period ending December 31, 2001, as filed with the Securities and Exchange Commission

         (i) fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange act of 1934, and

         (ii) the information  contained in the report fairly  presents,  in all
              material  respects,   the  financial   condition  and  results  of
              operations of the Company

November 11, 2002               /s/ N. Tod Tripple
                                -------------------------------------
                                    N. Tod Tripple, President and CEO

                                /s/ Leo (Tony) Tripple
                                -------------------------------------
                                    Leo (Tony) Tripple, CFO

                          ENVIRONMENTAL OIL PROCESSING
                             TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

                                 C O N T E N T S


Independent Auditors' Report.............................................   F-3

Consolidated Balance Sheet...............................................   F-4

Consolidated Statements of Operations....................................   F-6

Consolidated Statements of Stockholders' Equity (Deficit)................   F-7

Consolidated Statements of Cash Flows....................................   F-8

Notes to Consolidated Financial Statements...............................   F-10

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

As discussed in Note 15 to the consolidated financial statements, certain errors were discovered by management during the current year resulting in the understatement of previously reported amounts in construction in progress, accounts payable, and common stock as of December 31, 2001. Accordingly, adjustments have been made to the above mentioned accounts. These adjustments had no effect on the net loss and accumulated deficit as of and for the year ended December 31, 2001.



HJ & Associates, LLC
Salt Lake City, Utah
March 20, 2002,  except for the third paragraph under the litigation  heading in
Note 7 as to which the date is March 26, 2002, and except for Note 15 as to which the date is May 24, 2002


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                           (As Restated - See Note 15)



                                     ASSETS
                                     ------

                                                                       December 31,
                                                                           2001
                                                                  ------------------
CURRENT ASSETS

   Cash                                                                    1,076,799
   Trade accounts receivable, less allowance for
     doubtful accounts of $10,000                                            129,285
   Inventories                                                               190,943
   Other current assets                                                       48,358
                                                                  ------------------

     Total Current Assets                                                  1,445,385
                                                                  ------------------

PROPERTY, PLANT AND EQUIPMENT (Note 3)                                     3,878,670
   Less accumulated depreciation                           )                (237,193)
                                                                  ------------------

     Property, Plant and Equipment, Net                                    3,641,477
                                                                  ------------------

OTHER ASSETS

   Construction in progress (Note 4)                                       6,238,550
   Deposits                                                                  40
   Intangible assets, net (Note 5)                                           394,800
   Net assets in excess of liabilities of
     discontinued operations (Note 13)                                            --
   Unamortized debt issue costs (Note 6)                                      52,500
                                                                  ------------------

     Total Other Assets                                                    6,685,890
                                                                  ------------------

     TOTAL ASSETS                                                 $       11,772,752
                                                                  ==================


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)
                           (As Restated - See Note 15)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      December 31,
                                                                          2001
                                                                   ------------------
CURRENT LIABILITIES
   Accounts payable                                                $          694,176
   Accrued expenses                                                         1,236,081
   Notes payable - related parties (Note 9)                                   210,000
   Notes payable (Note 8)                                                  10,525,892
                                                                   ------------------

     Total Current Liabilities                                             12,666,149
                                                                   ------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, no par value; 200,000,000
     shares authorized; and 73,220,116 shares
     issued and outstanding                                                23,249,988
   Accumulated deficit                                                    (24,143,385)
                                                                   ------------------

     Total Stockholders' Equity (Deficit)                                    (893,397)
                                                                   ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 11,772,752
                                                                   ==================


                   The accompanying notes are an integral part of these consolidated financial statements.



               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                         For the Years Ended
                                                             December 31,
                                                   ----------------------------
                                                        2001             2000
                                                   ------------    ------------
NET SALES                                          $  1,258,099    $    782,765

COST OF GOODS                                           262,274            --
                                                   ------------    ------------
GROSS MARGIN                                            995,825         782,765
                                                   ------------    ------------
OPERATING EXPENSES

   Amortization of debt issue costs                     157,500            --
   Consulting                                         9,428,502          40,869
   Depreciation and amortization                        122,209          77,448
   Selling, general and administrative                3,574,651       2,246,664
                                                   ------------    ------------
     Total Operating Expenses                        13,282,862       2,364,981
                                                   ------------    ------------
LOSS FROM OPERATIONS                                (12,287,037)     (1,582,216)
                                                   ------------    ------------
OTHER INCOME (EXPENSES)

   Interest expense                                     (42,832)        (38,971)
   Interest income                                       11,826          17,288
                                                   ------------    ------------
     Total Other Income (Expense)                       (31,006)        (21,683)

INCOME TAX EXPENSE                                         --              --

LOSS FROM CONTINUING OPERATIONS                     (12,318,043)     (1,603,899)

LOSS FROM DISCONTINUED OPERATIONS (Note 13)          (2,570,226)       (354,898)
                                                   ------------    ------------
NET LOSS                                           $(14,888,269)   $ (1,958,797)
                                                   ============    ============
BASIC LOSS PER SHARE

   Loss from continuing operations                 $      (0.17)   $       0.02)
   Loss from discontinued operations                      (0.03)          (0.01)
                                                   ------------    ------------
   Basic loss per share                            $      (0.20)   $      (0.03)
                                                   ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  73,203,678      70,746,911
                                                   ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                           (As Restated - See Note 15)



                                          Common Stock                 Stock                           Stockholders'
                                  ----------------------------      Subscription      Accumulated          Equity
                                     Shares           Amount         Receivable         Deficit           (Deficit)
                                  -----------      -----------      -----------       -----------       -----------
Balance, December 31, 1999         69,683,870       11,443,277         (400,000)       (7,296,319)        3,746,958

Performance on stock
   subscription                          --               --            400,000              --             400,000

Fractional shares issued                  116             --               --                --                --

Common stock issued for cash        2,106,130        1,090,000             --                --           1,090,000

Common stock issued for
   services                           230,000          230,000             --                --             230,000

Forgiveness of note payable
   as contribution of capital            --            179,934             --                --             179,934

Net loss for the year ended
   December 31, 2000                     --               --               --          (1,958,797)       (1,958,797)
                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2000         72,020,116       12,943,211             --          (9,255,116)        3,688,095

Common stock issued
   for services                     1,200,000        9,372,000             --                --           9,372,000

Stock options issued to
   employees below market value          --            561,400             --                --             561,400

Stock options issued to
   nonemployees below
   market value                          --            373,377             --                --             373,377

Net loss for the year ended
   December 31, 2001                     --               --               --         (14,888,269)      (14,888,269)
                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2001         73,220,116       23,249,988             --         (24,143,385)         (893,397)
                                  ===========      ===========      ===========       ===========       ===========


                   The accompanying notes are an integral part of these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           (As Restated - See Note 15)



                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                --------------------------------
                                                                                     2001               2000
                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $ (14,888,269)     $  (1,958,797)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Amortization of debt issue costs                                                 157,500               --
     Depreciation and amortization                                                    299,773            449,611
     Loss on impairment of goodwill                                                 2,752,222               --
     Loss on impairment of net assets in excess of liabilities
       of Project Development Industries                                              294,746               --
     Common stock issued for services                                               9,372,000            230,000
     Stock options issued below market value                                          934,777               --
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (352,621)                58
     Inventories                                                                     (177,395)            (7,084)
     Other assets                                                                      32,589            (95,763)
     Accounts payable and accrued expenses                                          1,455,001            (49,898)
                                                                                -------------      -------------

       Net Cash (Used) by Operating Activities                                       (119,677)        (1,431,873)
                                                                                -------------      -------------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Cash forfeited in disposal of Project Development Industries                       (37,932)              --
   Construction in progress                                                        (6,238,550)              --
   Capital expenditures                                                            (1,673,943)          (127,993)
   Purchase of Artesian Oil Recovery                                                 (485,000)              --
                                                                                -------------      -------------

       Net Cash (Used) by Investing Activities                                     (8,435,425)          (127,993)
                                                                                -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock for cash                                                     --            1,490,000
   Borrowings from notes payable - related parties                                    125,055            179,934
   Payments on notes payable - related parties                                       (759,055)              --
   Proceeds from notes payable                                                     10,525,892               --
   Payments on notes payable                                                         (533,206)           (29,860)
                                                                                -------------      -------------

       Net Cash Provided by Financing Activities                                    9,358,686          1,640,074
                                                                                -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             803,584             80,208

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        273,215            193,007
                                                                                -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   1,076,799      $     273,215
                                                                                =============      =============


                   The accompanying notes are an integral part of these consolidated financial statements.


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                           (As Restated - See Note 15)


                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                - ------------------------------
                                                                                     2001               2000
                                                                                -------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash paid for interest                                                       $    $32,730       $   $ 77,929
   Cash paid for taxes                                                          $       --         $       --


SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITIES

Year ended December 31, 2000:
-----------------------------
   The President of the Company forgave a $179,934 note payable to him as a contribution of capital to the Company.

Year ended December 31, 2001:
-----------------------------
   The Company entered into a $210,000 promissory note for debt issue costs paid on behalf of the Company by the President of the Company.


                   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)



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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)



         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         a. Organization (Continued)

         Subsidiaries (Continued):

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Basic Loss Per Share

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period.


                                                                                For the Years Ended
                                                                                    December 31,
                                                                         --------------------------------
                                                                             2001                 2000
                                                                         --------------     -------------
              Loss per share from continuing operations:
                 Loss (numerator)                                        $  (12,318,043)    $  (1,603,899)
                 Shares (denominator)                                        73,203,678        70,746,911
                 Per share amount                                        $        (0.17)    $       (0.02)




                                                                               For the Years Ended
                                                                                    December 31,
                                                                         --------------------------------
                                                                             2001                 2000
                                                                         --------------     -------------
              Loss per share from discontinued operations:
                 Loss (numerator)                                        $   (2,570,226)    $    (354,898)
                 Shares (denominator)                                        73,203,678        70,746,911
                 Per share amount                                        $        (0.03)    $       (0.01)

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


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

                                                                               For the Years Ended
                                                                                    December 31,
                                                                         --------------------------------
                                                                             2001                 2000
                                                                         --------------     -------------
              Income tax benefit at statutory rate                       $    1,814,000     $     586,000
              Change in valuation allowance                                  (1,814,000)         (586,000)
                                                                         --------------     -------------

                                                                         $         --       $        --
                                                                         ==============     =============

         Deferred tax assets (liabilities) are comprised of the following:

                                                                               For the Years Ended
                                                                                    December 31,
                                                                         --------------------------------
                                                                             2001                 2000
                                                                         --------------     -------------
              Income tax benefit at statutory rate                       $    3,475,000     $   1,662,000
              Change in valuation allowance                                  (3,475,000)       (1,662,000)
                                                                         --------------     -------------

                                                                         $        --        $        --
                                                                         ==============     =============

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                              For the
                            Year Ended
                            December 31,         PDI               EOPTI                Total
                            ------------     -----------        -----------         ------------
Net Sales                       2000          2,934,018             782,765           3,716,783
                                2001               --             1,258,099           1,258,099

Operating income (loss)
  Applicable to industry        2000           (290,206)         (1,582,216)         (1,872,422)
                                2001               --           (12,287,037)        (12,287,037)

General corporate               2000               --                  --                  --
                                2001               --                  --                  --

Other Income (Expense)          2000            (64,692)            (21,683)            (86,375)
                                2001               --               (31,006)            (31,006)

Operating Assets                2000          3,356,104           2,408,454           5,764,558
                                2001               --            11,512,214          11,512,214


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


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

         SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of: December 31, 2001

              Office equipment                             $      21,871
              Refinery equipment                               1,819,672
              Vehicles                                           118,982
              Land                                             1,789,336
              Buildings                                          110,263
              Leasehold improvements                              18,546
                                                           -------------

              Total property and equipment                     3,878,670
              Less accumulated depreciation                     (237,193)
                                                           -------------

              Property and equipment, net                  $   3,641,477
                                                           =============

NOTE 4 - INTEREST COST

         The total interest cost incurred during the years ended December 31, 2001 and 2000 was $1,631,851 and $103,681, respectively, of which $1,562,732 and $-0-, respectively, was capitalized as part of the cost of the Reno, Nevada project.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 5 - INTANGIBLE ASSETS

         Intangible assets consist of:
                                                             December 31,
                                                                 2001
                                                            -------------

              Waste oil transfer facility permit            $     144,000
              Other intangible assets                             284,000
                                                            -------------

              Total intangible assets                             428,000
              Less accumulated amortization                       (33,200)
                                                            -------------

              Intangible assets, net                        $     394,800
                                                            =============

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Operating Leases
         ----------------

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

              ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Operating Leases (Continued)
         ----------------

         The Company is committed to future minimum lease payments are as follows:

                         2002                           $     15,000
                         2003                                 15,000
                         2004                                 15,000
                         2005                                 11,250
                         2006                                      -
                         Thereafter                                -
                                                        ------------

                         Total                          $     56,250
                                                        ============

         Stock Bonus
         -----------

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

         Litigation
         ----------

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         ----------

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

         Retirement Benefits
         -------------------

         PDI maintains a participatory profit sharing plan under the rules of Internal Revenue Code section 401 (k). There have been no Company contributions for the periods ended December 31, 2001 or 2000.

         Significant Contracts & Agreements
         ----------------------------------

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 8 - NOTES PAYABLE

         Notes payable are comprised of the following:

                                                                                                  December 31,
                                                                                                      2001
              Note  payable  to  insurance   finance  company,   9.5%  interest,
                principal and interest payments of $8,760 due monthly
                through March 2002, unsecured.                                                  $       25,892

              Note payable to Lewis & Clark College, 12% interest, principal and accrued  interest  due on March 31,  2002,  secured by assets of
                Company including real property
                in Nampa, ID and Reno, NV and certain contract rights.                              10,500,000
                                                                                                --------------

              Less current portion                                                                 (10,525,892)
                                                                                                --------------

              Long-term portion                                                                 $         --
                                                                                                ==============

              Interest  accrued for all notes  payable was  $594,082 at December
                31, 2001.

         Minimum required principal payments on long-term debt as of December 31, 2001 are as follows:

                         2002                           $   10,525,892
                         2003                                        -
                         2004                                        -
                         2005                                        -
                         2006                                        -
                         Thereafter                                  -
                                                        --------------

                         Total                          $   10,525,892
                                                        ==============

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

         At December 31, 2001, the Company has an unsecured note payable to an officer of $210,000 that is due upon demand and bears interest at 9.5% per annum. The Company has accrued interest payable of $136,116 at December 31, 2001 that is included in accrued expenses.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 10- MAJOR CUSTOMERS

         Net sales for the years ended December 31, 2001 and 2000 include sales to the following major customers together with the receivables due from those customers:

                                                Amount of Net Sales
                                                 For the Year Ended
                                                    December 31,
                                         ----------------------------------
                                               2001                 2000
                                         -------------        -------------
              Customer A                 $     349,227        $        --
              Customer B                       219,481              157,486
              Customer C                       130,279               79,178
                                         -------------        -------------
                                         $     698,987        $     236,664
                                         =============        =============

                                                 Accounts Receivable
                                                    Balance as of
                                                    December 31,
                                         ----------------------------------
                                               2001                2000
                                         -------------        -------------

              Customer A                 $      48,029        $        --
              Customer B                        27,672               61,183
              Customer C                          --                   --
                                         -------------        -------------
                                          $     75,701       $       61,183
                                         =============        =============

         Because of the nature of the Company's business, the major customers may vary between years.

NOTE 11- ASSET ACQUISITION OF ARTESIAN OIL RECOVERY

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

         ACQUISITION OF SUBSIDIARY:

              Inventory                               $       1,000
              Property and Equipment                         56,000
              Intangible assets                             428,000
                                                      -------------

                  CASH USED FOR ACQUISITION           $     485,000
                                                      =============

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 11- ASSET ACQUISITION OF ARTESIAN OIL RECOVERY (Continued)

         Historical consolidated financial statements and unaudited proforma consolidated financial statements relating to the asset acquisition of Artesian are not presented because the acquired business did not meet either of the ten or twenty percent requirements of the investment, asset, and income tests.

NOTE 12- OUTSTANDING STOCK OPTIONS

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

         FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 1.653% and 2.114%; risk-free interest rates of 3.634 and
         2.869 percent and expected lives of 1.0 and 3.0 years.

         As a result of applying SFAS No. 123 to stock options granted from April through December 2001 to consultants in connection with the Company's Reno Project, the Company capitalized an additional $73,038. The amount is included in the construction in progress amount in the balance sheet. And as a result of applying SFAS No. 123 to stock options granted on October 1, 2001 to nonemployees, the Company recorded an expense of $300,339 for the year ended December 31, 2001. The expense is included in the selling, general and administrative amount in the statement of operations.

         Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $56,313. Also under these same provisions, the Company's net income (loss) would have been changed by the pro forma amounts indicated below:

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 12 -     OUTSTANDING STOCK OPTIONS (Continued)

                                                                December 31,
                                                     ----------------------------------
                                                          2001                2000
                                                     ------------------  --------------
              Net income (loss):
                As reported                          $ (14,888,269)      $  (1,958,797)
                Pro forma                            $ (14,944,582)      $  (1,958,797)

                                                                December 31,
                                                     ----------------------------------
                                                          2001                2000
                                                     --------------      --------------
              Basic income (loss) per share:
                As reported                          $       (0.20)      $      (0.03)
                Pro forma                            $       (0.20)      $      (0.03)


         A summary of the status of the Company's stock option plans as of December 31, 2001 and changes during the year is presented below:

                                                                  Weighted
                                                                   Average
                                                  Shares        Exercise Price
                                                ---------       --------------
Outstanding, December 31, 2000                       --            --

    Granted                                     6,950,000         $   0.19
    Canceled                                         --            --
    Exercised                                        --            --
                                                ---------         ---------

Outstanding, December 31, 2001                  6,950,000         $   0.19
                                                ---------         ---------

Exercisable, December 31, 2001                  6,550,000         $   0.19
                                                ---------         ---------


                                                           Outstanding                        Exercisable
                                         -------------------------------------------- --------------------------
                                                            Weighted
                                                             Average      Weighted                   Weighted
                                              Number       Remaining       Average       Number       Average
                                           Outstanding    Contractual     Exercise    Exercisable    Exercise
              Exercise Prices              at 12/31/01       Life          Price      at 12/31/01      Price
              ---------------              -----------    ------------   ----------   -----------    ---------
              $ 0.17                         6,270,000            3.00   $    0.17     5,960,000     $    0.17
                0.35                           180,000            3.00        0.35        90,000          0.35
                0.35                           500,000            1.00        0.35       500,000          0.35
                                           -----------    ------------   ---------    -----------    ---------

              $ 0.17 - 0.35                  6,950,000            2.86   $    0.19     6,550,000     $    0.19
                                           ===========    ============   =========    ===========    =========

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 12- OUTSTANDING STOCK OPTIONS (Continued)

         During April through December 2001, the Company granted 500,000 stock options to consultants in connection with the Company's Reno Project. These options were issued with an exercise price of $0.35 per share. These options vest immediately and have a maturity of one year from the grant date.

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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 13- DISCONTINUED OPERATIONS

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

                                                                                        For the Years Ended
                                                                                           December 31,
                                                                                 -----------------------------
                                                                                      2001               2000
                                                                                 -------------  --------------
              NET SALES                                                          $   2,026,190  $    2,934,018

              COST OF SALES                                                               --              --
                                                                                 -------------  --------------

              GROSS MARGIN                                                           2,026,190       2,934,018
                                                                                 -------------  --------------

              OPERATING EXPENSES
                Consulting                                                              76,226         159,288
                Depreciation and amortization                                          183,888         372,162
                Selling, general and administrative                                  1,263,050       2,692,774
                                                                                 -------------  --------------

                Total Other Income (Expense)                                         1,523,164       3,224,224
                                                                                 -------------  --------------

              INCOME (LOSS) FROM OPERATIONS                                            503,026        (290,206)
                                                                                 -------------  --------------

              OTHER INCOME (EXPENSE)

                Interest expense                                                       (26,287)        (64,710)
                Interest income                                                              3              18
                Loss on impairment of goodwill                                      (2,752,222)           --
                Loss on impairment of net assets in excess
                  of liabilities of Project Development Industries                    (294,746)           --
                                                                                 -------------  --------------

                  Total Other Income (Expense)                                      (3,073,252)        (64,692)
                                                                                 -------------  --------------

              INCOME TAX EXPENSE                                                          --              --
                                                                                 -------------  --------------

              LOSS FROM DISCONTINUED OPERATIONS                                  $  (2,570,226) $     (354,898)
                                                                                 =============  ==============

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 14- SUBSEQUENT EVENTS

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

         Subsequent to December 31, 2001, the Company issued 35,714 shares of its common stock for conversion of accounts payable and 500,000 shares of its common stock for accounts payable applied to stock options to its consultants on the Reno Project.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000
                           (As Restated - See Note 15)


NOTE 15- CORRECTION OF CERTAIN ERRORS

         The Company has restated its consolidated financial statements to reflect adjustments made to properly record a liability and capitalize related amounts for stock options granted below market value as part of a consulting agreement. This consulting agreement was not considered in the December 31, 2001 financial statements previously issued by the Company. The Company granted 500,000 stock options to nonemployees as part of this consulting agreement and as a result of applying SFAS 123, "Accounting for Stock-Based Compensation", the Company has capitalized an additional $73,038 for the Company's Reno Project. These adjustments increased the previously reported construction in progress at December 31, 2001 by $260,538, increased accounts payable by $187,500 and increased common stock by $73,038. These adjustments had no effect on the net loss and accumulated deficit for the year ended December 31, 2001. A summary of the changes is as follows:

                                                         Originally           As
                                                          Reported         Restated         Difference
                                                      ---------------   ---------------  --------------
               Construction in progress               $     5,978,012   $     6,238,550  $      260,538
               Accounts payable                               506,676           694,176         187,500
               Common stock (no par)                       23,176,950        23,249,988          73,038
               Stockholders' equity (deficit)                (966,435)         (893,397)         73,038
               Net loss                                   (14,888,269)      (14,888,269)           --
               Loss per share                                   (0.20)            (0.20)           --

                                       F-30