Form 10QSB
period 2002-09-30
ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORP
filed 2002-11-14
CIK 1106928

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

(Mark One)
   [X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002.

   [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ___________

                        Commission file number : 0-30738

               Environmental Oil Processing Technology Corporation
             -------------------------------------------------------
                 (Exact name of business issuer in its charter)

         Utah                                                 82-0520055
------------------------------                            -------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

 2801 Brandt Avenue, Nampa, Idaho                                      83687
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:     (208)-463-0063           Fax:     (208) 463-7601
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                (Former Address)

The number of shares of common stock outstanding as of September 30, 2002, is 75,967,353.

         Transitional Small Business Disclosure Format. Yes [ ], No X [ ]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The following financial statements are filed as part of this report:

         The Consolidated Financial Statements of the Company for the three and nine months ended September 30, 2002 and 2001.

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001, audited consolidated financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

Item 2.  Management's Discussion and Analysis:

         Results of Operations:

         During the first nine months of 2002 the Company focused its activities on developing its used oil refineries. The Company presently has two refinery projects i.e. the pilot plant in Nampa, Idaho, and the Reno Project presently in development which will be operated by a wholly owned subsidiary EOPT Refining of Nevada, Inc.

         The Nampa plant became operational in the second quarter of 2001 with the production of diesel, naphtha and asphalt residuum, all of which were sold to local wholesalers. During the last several months the plant has been under improvement modification which includes a newly engineered and fabricated refining column and support equipment. The modifications are on hold pending the Company receiving the financing necessary for their completion. The Company estimates that it needs $1,500,000 to complete the modifications. This includes the cost of equipment to be installed, to pay off its accounts payable and to cover the negative cash flow expected while the equipment is being installed. Management has not identified the source of these funds and accordingly it can not be estimated when the plant will begin operating. The modifications are engineered to improve the quality and quantity of production of petroleum products. When the modified plant is operating Management anticipates having a positive cash flow from the Nampa operations.

         The Reno Project consists of completing land development on 20 acres of land which was originally purchased for used oil refining plants to be located on 15 acres and a co-generation plant for electricity on the remaining 5 acres. The site preparation is essentially completed and the engineering and design work for two refining plants is in advanced stages and presently on hold. Engineering for the Reno project is being completed by PC&E of St. Louis, a subsidiary of Emerson (formerly Emerson Electric) and Redd Engineering of Salt Lake City, Utah. Approximately $30,000,000 is needed to construct, locate and start up the two plants which could be operating by the third quarter of 2003 if financing is soon obtained. The remaining 5 acres of the development is "fully permitted" for the production of electricity and is currently for sale for in excess of $20,000,000 with several parties expressing interest.

         During the second quarter of 2001 the Company acquired the assets of Artesian Oil Recovery, Inc. in Oakland California for the sum of $485,000, to provide oil for the Reno Project. Pending completion of the Reno refineries, the oil is being trucked to the Nampa refinery or sold to other local users.

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

         Operations in the first nine months of 2002 resulted in consolidated revenues of $1,189,213 compared to $877,564 in the first nine months of 2001. Consolidated revenues increased by 36% over the nine months of 2001. The Company had costs of sales of $243,531 during the nine months ended September 30, 2002, compared to $166,805 for the same period of 2001. These costs are for the used oil purchased, processed and sold at the Nampa, Idaho and Artesian facilities. EOPT's gross margin was 80% of sales in 2002 compared to 81% in 2001.

     Selling, general and administrative expense for the nine months ended September 30, 2002, was $1,828,757 compared to $1,705,838 for the same period last year. The Company has stabilized these operating costs. The increase is due to an expense of $260,157 which was recorded for the value of stock options issued to non-employees. Excluding this non cash expense these operating expenses decreased by $137,238. The Company's business is labor intensive and its largest expense is payroll. Included in consulting expense for the nine months ended September 30, 2001, is $9,372,000 which is the value of 1,200,000 shares of common stock issued for services to a consultant during January 2001. Without the value of the shares issued to the consultant, consulting expense for the first nine months of 2001 would have been $52,855 compared to $284,157 for the same nine months of 2002. The Company has also stabilized its consulting costs.

         The Company's net loss from operations in the nine months ended September 30, 2002, was $1,346,832 compared to $10,480,306 in the same period of 2001. Excluding the value of the shares issued to the consultant in January
2001, the Company's loss for the first nine months of 2001 would have been $1,108,306. The increase of $238,526 was primarily due to the $260,157 which was recorded as the value of the stock options issued to non employees. Excluding the $260,157 recorded the current loss would have been $1,086,675 or a decrease of $21,631. The Company expects its loss to decline in the fourth quarter of 2002 with the continued growth of Artesian Oil Recovery in Oakland California.

         Operations in the third three months of 2002 resulted in consolidated revenues of $460,329 compared to $427,983 in the third three months of 2001, an increase of $32,346 or 8%. The increase was the result of the acquisition of Artesian Oil Gathering. The Company's gross margin was 86% in 2002 compared to 88% in 2001.

         Selling, general and administrative expense for the three months ended September 30, 2002, was $343,445 compared to $456,752 for the same period of 2001. The decrease of $113,307 was the result of management's cost containment efforts.

         Liquidity and Capital Resources.

         The Company entered into a funding agreement with a trust fund to borrow $10,500,000 for the development and expansion of the Company business. Some of these funds were used in designing and engineering the refining and production facility in the Reno Project. Some of the loan funds have been used to purchase the real property for the Reno Project, and the permitting of some of the property for electrical production. Through September 30, 2002, the Company has incurred $7,629,129 for the cost of the Reno Project including $1,344,104 expended in the first nine months of 2002. The Company also incurred $266,605 and $587,973, in the first nine months of 2002 and 2001, respectively on the Nampa, Idaho facility. The terms of the funding required the Company to repay the full amount borrowed in one year from the date funds were first received subject to the lender's option to extend the loan. The lender extended the loan for an additional six months to September 23, 2002. The Company is in default on the loan and the trust fund has begun foreclosure proceedings. The loan is secured by substantially all of the Company's assets and is guaranteed by an officer and director of the Company. The loss of these assets in foreclosure by the lender would significantly impare the Company's ability to continue as a going concern. Management is currently considering its options to resolve the foreclosure proceeding.

     The Company generated cash from its operations of $436,778 during the nine months ended September 30, 2002, compared to generating cash from operations of $717,899 for the corresponding period in the prior year. The difference of $281,121 was primarily due to the net cash used in the operating losses of the Company offset by the increase in its accounts payable and accrued expenses of $1,426,460 in 2002 compared to an increase of $1,526,773 of accounts payable and accrued expenses in 2001.

         The Company's accounts receivable increased by $22,141 from December 31, 2001, to September 30, 2002, compared to an increase of $388,229 for the same period of 2001. The increase in 2001 was the result of the Company's expanded oil gathering business with the purchase of Artesian Oil Recovery.

         In 2001 the Company accumulated used oil for processing in the Nampa facility therefore inventory levels increased by $105,718 in 2001 compared to a decrease of $27,943 in the same period of 2002 because the Company sold some of its used oil while the refinery is being refitted.

         The Company paid $25,892 of debt to banks in 2002 compared to $533,206 in 2001. The Company also repaid related parties cash of $491,500 in 2001 compared to $6,700 in 2002. The Company borrowed $122,035 from an officer and director and $46,068 from unrelated parties in the first nine months of 2002. The Company borrowed $94,990 from related parties and $6,000,000 from unrelated parties during the same periods of 2001. The Company repaid $210,000 of related party debt in 2002 through the issuance of 2,333,333 shares of its common stock. It also issued 535,714 shares to consultants on exercise of their options and for conversion of accounts payable of $187,500 and an additional 178,190 shares to collectors for used oil valued at $23,615.

         The Company issued 9,600,000 shares to an officer and director upon the exercise of his options at $0.17 per share for 3,600,000 shares and $0.085 per share for 6,000,000 shares. The officer and director gave the Company his note for the exercise of the options. The notes total $1,122,000, are unsecured and bear interest at 6% per annum. The officer returned 6,000,000 shares in the third quarter of 2002 for the cancellation of a $510,000 and $11,737 of accrued interest.

         The Company has recorded a gain from discontinued operations in 2002, in the amount of $294,746 related to the PDI separation which is the value of the Company's 4,000,000 shares of common stock recovered. The Company had a loss of $2,579,600 for the same period of 2001 from the operations and disposal of PDI.

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

Item 3. Controls and Procedures.

         (a) Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act

         (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         EOPT v. LM Alternative: On September 24, 2001, EOPT filed a complaint against LM Alternative, Inc. ("LMA") in the United States District Curt, Central District of California, Eastern Division, Case No. EDCV 01-0699 VAP (SGLx). EOPT seeks a money judgement against LMA. EOPT anticipates that in addition to filing an Answer denying EOPT's claims, LMA will file a Counterclaim seeking money damages against EOPT for breach of contract. The case arises as a result of orders placed by EOPT for electrical generators, and the alleged default by LMA. The parties have agreed on a dismissal without prejudice and a moratorium on refiling for six months.

         American Moistening Company, Inc v. EOPT: American Moistening Company, Inc. filed a Complaint in North Carolina in the Superior court Division of Mecklenburg County on February 25, 2002 and seeks a money judgment against EOPT for $165,840 for services and goods performed or manufactured. EOPT timely filed an answer asserting that EOPT canceled its purchase order and that there is no liability. Opposing counsel is requesting a settlement proposal. Both EOPT and AMCO are seeking attorneys' fees and costs of litigation against the other.

         Lewis & Clark College v. EOPT: Lewis & Clark College filed a complaint on October 28, 2002, in the District Court of the Third Judicial District, Canyon County, Idaho, for the appointment of a receiver pending execution against collateral under pending foreclosure proceedings for $10,500,000 principal plus interest and costs. EOPT was served on November 4, 2002, and intends to timely respond to the pleadings on or before November 24, 2002, raising available legal defenses.

Item 2.           Changes in Securities.

         (a)      None
         (b)      None
         (c)      None
         (d)      N/A

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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)   No exhibits.

                  (b)   No Form 8-K filed during the third quarter of 2002.

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


                            Environmental Oil Processing Technology Corporation
                                          (Registrant)

Date: November 13, 2002     By  /s/  N. Tod Tripple
                                ----------------------------------------
                                      N. Tod Tripple, President and CEO



                                  CERTIFICATION

I, N. Tod Tripple, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Environmental Oil Processing Technology Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002
                                        /s/ N. Tod Tripple
                                        -------------------------------------
                                            N. Tod Tripple, President and CEO

                          ENVIRONMENTAL OIL PROCESSING
                             TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                              September 30,    December 31,
                                                                  2002             2001
                                                              ------------    ------------
                                                               (naudited)

CURRENT ASSETS
   Cash                                                      $     38,379    $  1,076,799
   Trade accounts receivable, less allowance for
    doubtful accounts of $13,000 and $10,000, respectively        151,426         129,285
   Inventories                                                    186,615         190,943
   Other current assets                                           131,390          48,358
                                                             ------------    ------------

     Total Current Assets                                         507,810       1,445,385
                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                                   4,096,492       3,878,670
   Less accumulated depreciation                                 (314,493)       (237,193)
                                                             ------------    ------------

     Property, Plant and Equipment, Net                         3,781,999       3,641,477
                                                             ------------    ------------

OTHER ASSETS

   Construction in progress                                     7,629,129       6,238,550
   Deposits                                                            40              40
   Intangible assets, net                                         347,308         394,800
   Unamortized debt issue costs                                      --            52,500
                                                             ------------    ------------

     Total Other Assets                                         7,976,477       6,685,890
                                                             ------------    ------------

     TOTAL ASSETS                                            $ 12,266,286    $ 11,772,752
                                                             ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                                ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                                 AND SUBSIDIARIES
                                      Consolidated Balance Sheets (Continued)


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              September 30,   December 31,
                                                                  2002             2001
                                                              ------------    ------------
                                                              (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                           $    862,032    $    694,176
   Accrued expenses                                              2,298,685       1,236,081
   Notes payable - related parties                                 115,335         210,000
   Notes payable                                                10,546,068      10,525,892
                                                              ------------    ------------

     Total Current Liabilities                                  13,822,120      12,666,149
                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, no par value; 200,000,000
    shares authorized; 75,967,353 and 73,220,116
    shares issued and outstanding, respectively                 24,272,305      23,249,988
   Note and interest receivable-related party (Note 3)            (627,291)           --
   Accumulated deficit                                         (25,200,848)    (24,143,385)
                                                              ------------    ------------

     Total Stockholders' Equity (Deficit)                       (1,555,834)       (893,397)
                                                              ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                         $ 12,266,286    $ 11,772,752
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


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                            For the                            For the
                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                               ---------------------------------  --------------------------------
                                                    2002               2001            2002              2001
                                               ---------------  ----------------  ---------------  ---------------
NET SALES                                      $       460,329  $        427,983  $     1,189,213  $       877,564

COST OF GOODS SOLD                                      65,636            50,138          243,531          166,805
                                               ---------------  ----------------  ---------------  ---------------

GROSS MARGIN                                           394,693           377,845          945,682          710,759
                                               ---------------  ----------------  ---------------  ---------------

OPERATING EXPENSES

   Amortization of debt issue cost                        --                --             52,500             --
   Consulting                                          259,657            22,306          284,157        9,424,855
   Depreciation and amortization                        42,367            20,124          127,100           60,372
   Selling, general and administrative                 343,445           456,752        1,828,757        1,705,838
                                               ---------------  ----------------  ---------------  ---------------

     Total Operating Expenses                          645,469           499,182        2,292,514       11,191,065
                                               ---------------  ----------------  ---------------  ---------------

LOSS FROM OPERATIONS                                  (250,776)         (121,337)      (1,346,832)     (10,480,306)
                                               ---------------  ----------------  ---------------  ---------------

OTHER INCOME (EXPENSE)

   Interest expense                                     (5,283)           (7,212)          (7,139)         (41,254)
   Interest income                                          16               850            1,762            9,394
                                               ---------------  ----------------  ---------------  ---------------

     Total Other Income (Expense)                       (5,267)           (6,362)          (5,377)         (31,860)
                                               ---------------  ----------------  ---------------  ---------------

INCOME TAX EXPENSE                                        --                --               --               --
                                               ---------------  ----------------  ---------------  ---------------

LOSS FROM CONTINUING
 OPERATIONS                                           (256,043)         (127,699)      (1,352,209)     (10,512,166)

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS (Note 4)                                      --          (3,046,968)         294,746       (2,579,600)
                                               ---------------  ----------------  ---------------  ---------------

NET LOSS                                       $      (256,043) $     (3,174,667) $    (1,057,463) $   (13,091,766)
                                               ===============  ================  ===============  ===============

BASIC INCOME (LOSS) PER
 COMMON SHARE

   Loss from continuing operations             $         (0.00) $          (0.00) $         (0.01) $         (0.14)
   Income (loss) from discontinued
    operations                                            0.00             (0.04)            0.00            (0.04)
                                               ---------------  ----------------  ---------------  ---------------

     Basic income (loss) per share             $         (0.00) $          (0.04) $         (0.01) $         (0.18)
                                               ===============  ================  ===============  ===============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                        81,221,434        73,520,116       77,796,509       73,404,731
                                               ===============  ================  ===============  ===============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                                ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                                 AND SUBSIDIARIES
                             Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                     Note and
                                                            Common Stock             Interest                             Total
                                                     ----------------------------   Receivable-      Accumulated      Stockholders'
                                                        Shares           Amount    Related Party        Deficit     Equity (Deficit)
                                                     ------------    ------------  --------------    ------------    ------------
Balance, December 31, 2000                             72,020,116    $ 12,943,211    $       --      $ (9,255,116)   $  3,688,095

Common stock issued for services                        1,200,000       9,372,000            --              --         9,372,000

Stock options granted to employees
   below market value                                        --           561,400            --              --           561,400

Stock options granted to nonemployees
   below market value                                        --           373,377            --              --           373,377

Net loss for the year ended
   December 31, 2001                                         --              --              --       (14,888,269)    (14,888,269)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001                             73,220,116      23,249,988            --       (24,143,385)       (893,397)

Common stock issued for inventory
 (unaudited)                                              103,217          17,991            --              --            17,991

Common stock issued for options
 exercised (unaudited)                                    500,000         175,000            --              --           175,000

Conversion of accounts payable to
 common stock (unaudited)                                  35,714          12,500            --              --            12,500

Common stock issued for conversion
   of debt (unaudited)                                  2,333,333         210,000            --              --           210,000

Cancellation of shares returned in
 settlement agreement by Project
 Development Industries (unaudited)                    (4,000,000)       (294,746)           --              --          (294,746)

Stock options granted to nonemployees
 at market value (unaudited)                                 --           260,157            --              --           260,157

Common stock issued for options
 exercised (unaudited)                                  3,600,000         612,000        (612,000)           --              --

Common stock issued for options
 exercised (unaudited)                                  6,000,000         510,000        (510,000)           --              --

Interest accrued on related party note (unaudited)           --            27,028         (27,028)           --              --

Cancellation of shares and related party
 note and accrued interest (unaudited)                 (6,000,000)       (521,737)        521,737            --              --

Common stock issued for options exercised
 (unaudited)                                              100,000           8,500            --              --             8,500

Common stock issued for inventory
 (unaudited)                                               74,973           5,624            --              --             5,624

Net loss for the nine months ended
   September 30, 2002 (unaudited)                            --              --              --        (1,057,463)     (1,057,463)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2002 (unaudited)                75,967,353    $ 24,272,305    $   (627,291)   $(25,200,848)   $ (1,555,834)
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


                                ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                                 AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                    For the Nine Months Ended
                                                                                         September 30,
                                                                            --------------------------------------
                                                                                   2002                2001
                                                                            ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $ (1,057,463)         $(13,091,766)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Amortization of debt issue costs                                              52,500                  --
     Depreciation and amortization                                                127,100               244,260
     Common stock issued for services                                                --               9,477,000
     Loss on impairment of goodwill                                                  --               2,752,222
     Loss on impairment of net assets in excess of
      liabilities of Project Development Industries                                  --                 294,746
     Gain on disposal of subsidiary                                              (294,746)                 --
     Stock options granted below market value                                     260,157                  --
   Changes in operating assets and liabilities:
     Accounts receivable                                                          (22,141)             (388,229)
     Inventories                                                                   27,943              (105,718)
     Other assets                                                                 (83,032)                8,611
     Accounts payable and accrued expenses                                      1,426,460             1,526,773
                                                                             ------------          ------------

       Net Cash Provided by Operating Activities                                  436,778               717,899
                                                                             ------------          ------------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Cash forfeited in disposal of subsidiary                                          --                 (37,932)
   Construction in progress                                                    (1,344,104)           (5,416,839)
   Capital expenditures                                                          (266,605)             (587,973)
                                                                             ------------          ------------

       Net Cash Used by Investing Activities                                   (1,610,709)           (6,042,744)
                                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings from notes payable - related parties                                122,035                94,990
   Payments on notes payable - related parties                                     (6,700)             (491,500)
   Proceeds from notes payable                                                     46,068             6,000,000
   Payments on notes payable                                                      (25,892)             (533,206)
                                                                             ------------          ------------

       Net Cash Provided by Financing Activities                                  135,511             5,070,284
                                                                             ------------          ------------

NET DECREASE IN CASH                                                           (1,038,420)             (254,561)

CASH, BEGINNING OF PERIOD                                                       1,076,799               273,215
                                                                             ------------          ------------

CASH, END OF PERIOD                                                          $     38,379          $     18,654
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

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                           For the Nine Months Ended
                                                                September 30,
                                                   --------------------------------------
                                                          2002                2001
                                                   ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid for interest                          $            1,189  $           41,254
   Cash paid for taxes                             $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:

Nine Months ended September 30, 2001:

   The Company issued 1,200,000 shares of its common stock for services of $9,477,000.

   The Company issued 300,000 shares of its common stock for extinguishment of debt of $105,000.

Nine Months ended September 30, 2002:

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

   The Company issued 6,000,000 shares of its common stock to the President of the Company for options exercised at $0.085 per share and the President of the Company gave a $510,000 promissory note as payment of the exercise price. During September 2002, the President of the Company returned the 6,000,000 shares of the Company's common stock and canceled the related party note totaling $510,000 and related accrued interest of $11,737 (See Note 3).

   The Company has accrued interest of $15,291 for the remaining related party note and has recorded the amount as a reduction of stockholder's equity with an offset to contributed capital.

   The Company issued 74,973 shares of its common stock for oil collected from various companies.


                   The accompanying notes are an integral part of these consolidated financial statements.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

         The Company expects that waste oil collection by Artesian will continue to grow and will thus increase its refined oil sales. The Company is modifying its refining plant in Nampa, Idaho and adding a new column that is expected to be completed by the end of the fourth quarter 2002. The Company expects this to produce positive cash flows from operations by 2002 year-end. The Company's loan in the amount of $10,500,000 was due on March 23, 2002. However, the Company negotiated a six month extension with the note holder and the extended due date was September 23, 2002. The Company is in default on this loan, but is in negotiations with the note holder to extend the terms. The Company is building two plants in Reno, Nevada. The Company is seeking financing for the plant. If the financing does not become available soon enough then construction will be slowed so that the Company does not become over extended. However, there can be no assurance that the Company will be successful in its plans. Because the Company has experienced substantial losses from operations and has a working capital deficit of $13,314,310, there is substantial doubt about the Company's ability to continue as a going concern.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


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

         Truck Lease

         During March 2002, the Company entered into a one-year operating lease for two trucks and related equipment with Oil Transportation Company, Inc. (OTC), a company owned by the President of the Company and an unrelated individual. The monthly lease payments are based on $0.50 per actual running mileage in a month. The Company has prepaid OTC the amount of $20,000 that is included in other current assets as of September 30, 2002.

         Notes Payable

         The Company is in default on its note payable in the amount of $10,500,000 which was due on September 23, 2002. On October 28, 2002, Lewis & Clark College filed a complaint, in the District Court of the Third Judicial District, Canyon County, Idaho, for the appointment of a receiver pending execution against collateral under pending foreclosure proceedings for the principal amount of the note plus interest and costs. The Company was served on November 4, 2002 and intends to timely respond to the pleadings on or before November 24, 2002, raising available legal defenses.

         Notes and Interest Receivable - Related Party

         On May 1, 2002, the President of the Company gave a $612,000 promissory note to the Company as payment of the exercise of 3,600,000 options to purchase the Company's common stock at $0.17 per share. The promissory note bears interest at 6% per annum, is unsecured, and is payable on October 1, 2006.

         Also, on May 1, 2002, the President of the Company gave a $510,000 promissory note to the Company as payment of the exercise of 6,000,000 options to purchase the Company's common stock at $0.085 per share. The promissory note bears interest at 6% per annum, is unsecured, and is payable on May 1, 2007. During September 2002, the President of the Company returned 6,000,000 shares of the Company's common stock and canceled the related party note totaling $510,000 and related accrued interest of $11,737.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 3 - MATERIAL EVENTS (Continued)

         Notes and Interest Receivable - Related Party (Continued)

         As of September 30, 2002, total interest receivable from the remaining note was $15,291. The remaining note receivable and related interest from the related party have been shown as a reduction of stockholders' equity and the related interest income for the period has been recorded as contributed capital.

         Common Stock

         During July 2002, the Company issued 74,973 shares of its common stock at $0.075 per share for inventory purchased during the three months ended September 30, 2002. Also during July 2002, the Company issued 100,000 shares of its common stock for accounts payable applied to the exercise of stock options at an exercise price of $0.085 per share to one of its consultants. During September 2002, the President of the Company returned 6,000,000 shares of the Company's common stock and canceled the related party note totaling $510,000 and related accrued interest of $11,737.

NOTE 4 - DISCONTINUED OPERATIONS

         On September 14, 2001, Project Development Industries, LLC (PDI), the Company's wholly-owned subsidiary, and several individuals filed a complaint in a federal district court against the Company. In March 2002, the Company and PDI reached an agreement of separation, settlement and mutual release. Both PDI and the Company agreed and consented to separate PDI from the Company completely and to rescind the original share purchase agreement subject to the terms and conditions of the settlement. The Company has accounted for the operations of PDI as discontinued and has used PDI's financial statements as of September 30, 2001. At September 30, 2001, PDI had net assets in excess of liabilities of $294,746. An allowance has been established for the net assets in excess of liabilities of PDI, thus, the value of the net assets of PDI at December 31, 2001 was $-0-. During March 2002, PDI returned 4,000,000 shares of the Company's common stock which was then cancelled by the Company. The cancelled shares were valued based on the net assets in excess of liabilities of PDI. The gain on the disposal of PDI recoups the loss on the net assets in excess of liabilities previously recognized in the period ended September 30, 2001. The following is a summary of loss from discontinued operations resulting from the litigation between PDI and the Company for the three and nine months ended September 30, 2002 and 2001. The consolidated financial statements have been retroactively restated to reflect this event.

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 4 - DISCONTINUED OPERATIONS (Continued)

                                                                     For the                        For the
                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                          ----------------------------  ----------------------------
                                                              2002            2001           2002           2001
                                                          -------------  -------------  -------------   ------------
                                                        (Unaudited)     (Unaudited)    (Unaudited)       (Unaudited)
              NET SALES                                   $      --      $     .--      $     --        $  2,026,190

              COST OF SALES                                      --             --            --                --
                                                          -------------  -------------  -------------   ------------

              GROSS MARGIN                                       --             --            --           2,026,190

              OPERATING EXPENSES

                Consulting                                       --             --            --              74,016
                Depreciation and amortization                    --             --            --             183,888
                Selling, general and administrative              --             --            --           1,274,634
                                                          -------------  -------------  -------------   ------------

                  Total Operating Expenses                       --             --            --           1,532,538
                                                          -------------  -------------  -------------   ------------

              INCOME FROM OPERATIONS                             --             --            --             493,652
                                                          -------------  -------------  -------------   ------------

              OTHER INCOME (EXPENSE)

                Interest expense                                 --             --            --             (26,287)
                Interest income                                  --             --            --                   3
                Gain on disposal of subsidiary                   --             --            294,746           --
                Loss on impairment of goodwill                   --         (2,752,222)       --          (2,752,222)
                Loss on impairment of net assets
                 in excess of liabilities of Project
                 Development Industries                          --           (294,746)       --            (294,746)
                                                          -------------  -------------  -------------   ------------

                  Total Other Income (Expense)                   --         (3,046,968)       294,746     (3,073,252)
                                                          -------------  -------------  -------------   ------------

              INCOME TAX EXPENSE                                 --             --            --                --
                                                          -------------  -------------  -------------   ------------

              INCOME FROM DISCONTINUED
               OPERATIONS                                 $      --      $  (3,046,968) $     294,746   $ (2,579,600)
                                                          =============  =============  =============   ============


               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


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

         As a result of applying APB Opinion 25 to stock options granted to employees, the Company did not incur an additional expense for the six months ended September 30, 2002.

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

         As a result of applying SFAS No. 123 to stock options granted on May 1, 2002 to nonemployees, the Company recorded an expense of $260,157 for the nine months ended September 30, 2002. The expense is included in the selling, general and administrative amount in the statement of operations.

         Had compensation cost for the Company's stock options granted to employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $59,127. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 5 - OUTSTANDING STOCK OPTIONS (Continued)

                                                            For the Nine Months Ended
                                                                   September 30,
                                                     ---------------------------------------
                                                            2002                 2001
                                                     ------------------  -------------------
                                                         (Unaudited)          (Unaudited)
              Net loss:
                As reported                          $   (1,057,463)     $   (13,091,766)
                Pro forma                            $   (1,116,590)     $   (13,091,766)

                                                            For the Nine Months Ended
                                                                  September 30,
                                                     ---------------------------------------
                                                            2002                 2001
                                                     ------------------  -------------------
                                                         (Unaudited)          (Unaudited)
              Basic loss per share:
                As reported                          $      (0.01)       $       (0.18)
                Pro forma                            $      (0.01)       $       (0.18)

         A summary of the status of the Company's stock option plans as of September 30, 2002 and changes during the period is presented below:

                                                                                       Weighted
                                                                                       Average
                                                                        Shares      Exercise Price
                                                                     ------------   --------------
Outstanding, December 31, 2001                                          6,950,000    $    0.190

    Granted                                                            10,050,000         0.085
    Exercised                                                         (10,200,000)        0.130
    Canceled                                                                 --        --
                                                                      -----------    -----------

Outstanding, September 30, 2002 (unaudited)                             6,800,000    $    0.120
                                                                      -----------    -----------

Exercisable, September 30, 2002 (unaudited)                             6,400,000    $    0.120
                                                                      ===========    ===========




                                                           Outstanding                        Exercisable
                                         -------------------------------------------- --------------------------
                                                          Weighted
                                                           Average        Weighted                      Weighted
                                            Number       Remaining         Average       Number         Average
                                         Outstanding     Contractual      Exercise    Exercisable       Exercise
              Exercise Prices            at 09/30/02         Life           Price     at 09/30/02       Price
              ---------------            -----------    ------------    ------------  -----------      ------------
              $ 0.085                       3,950,000          5.00          $ 0.085      3,950,000     $   0.085
                0.170                       2,670,000          3.00            0.170      2,360,000         0.170
                0.350                         180,000          3.00            0.350         90,000         0.350
                                         -----------    ------------    ------------  -----------      ------------
              $ 0.085 - 0.350               6,800,000          4.16         $  0.120      6,400,000     $   0.120
                                         =============  ============    ============  =============     ===========

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                            September 30, 2002 and 15


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

         And on May 1, 2002, the President of the Company exercised 6,000,000 of the options at the exercise price of $0.085 per share. As payment to exercise these options, the President of the Company gave a $510,000 promissory note to the Company. During September 2002, the President of the Company returned the 6,000,000 shares of the Company's common stock and canceled the related party note totaling $510,000 and related accrued interest of $11,737 (See Note 3).

NOTE 6 - OPERATING SEGMENT INFORMATION

         For the nine months ended September 30, 2002, the Company operated in two geographic segments, (1) waste oil collection and refining at the Company's headquarters in Nampa, Idaho, and (2) waste oil collection at the Company's offices in Oakland, California. The results for Artesian in 2001 are from April 1, 2001 to September 30, 2001.

                                                  For the Nine
                                                  Months Ended
                                                  September 30,           ARTESIAN              EOPTI             Totals
                                                  -------------        ------------       ------------       -------------
              Net Sales                               2001             $    166,590       $    710,974       $     877,564
                                                      2002                  262,670            926,543           1,189,213

              Operating income (loss)                 2001                   47,782        (10,528,088)        (10,480,306)
                                                      2002                   42,449         (1,389,281)         (1,346,832)

              General corporate                       2001                  118,808         11,072,257          11,191,065
                                                      2002                  220,221          2,072,293           2,292,514

              Other Income (Expense)                  2001                     --              (31,860)            (31,860)
                                                      2002                     --               (5,377)             (5,377)

              Operating Assets                        2001                  519,319         12,299,853          12,819,172
                                                      2002                  439,175         11,827,111          12,266,286

               ENVIRONMENTAL OIL PROCESSING TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 7 - SUBSEQUENT EVENTS

         Subsequent to September 30, 2002, the Company issued 203,455 shares of its common stock at $0.03 per share for inventory purchased during the three months ended September 30, 2002. The total value of the shares of $6,103 was included in accounts payable at September 30, 2002.